Form 10-Q
period 1996-06-30
FARM FAMILY HOLDINGS INC
filed 1996-09-05
CIK 1013564

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1996
                        Commission File No. 1-11941


                         FARM FAMILY HOLDINGS, INC.
            A Delaware Corporation           IRS No. 14-1789227

                344 Route 9W, Glenmont, New York  12077-2910
               Registrant's telephone number:  (518) 431-5000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X       No

The number of shares outstanding of the issuer's common stock as of September 5, 1996 is 5,253,878.

                          FARM FAMILY HOLDINGS, INC.

                                    INDEX

Part I. Financial Information

        Item 1. Financial Statements of Farm Family Holdings, Inc. (unaudited) Consolidated Balance Sheets
                December 31, 1995 and June 30, 1996

                Consolidated Statements of Income -
                Three months and six months ended June 30, 1995 and 1996

                Consolidated Statements of Cash Flow -
                Six months ended June 30, 1995 and 1996

                Notes to Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information

        Item 6. Exhibits and Reports on Form 8-K


ITEM 1.            FARM FAMILY HOLDINGS, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                (Unaudited)
                                                 December 31,     June 30,
                                                    1995            1996
ASSETS

Investments
 Fixed Maturities
  Available for sale, at fair value
    (Amortized cost: $171,694 in 1995
    and $177,101 in 1996 )                      $181,189         $178,067
  Held to maturity, at amortized cost
    (Fair value: $13,100 in 1995 and
    $10,094 in 1996)                              12,386           10,072
  Equity securities
  Available for sale, at fair value
  (Cost: $334 in 1995 and 1996)                    4,746            5,354
  Mortgage loans                                   1,822            1,784
  Other invested assets                            1,246              873
  Short-term investments                           6,532            5,746
                                                --------         --------
     Total investments                           207,921          201,896

Cash                                               2,410            3,341
Insurance receivables:
  Reinsurance receivables                         13,773           11,046
  Premiums receivable                             21,791           25,701
Deferred acquisition costs                        10,527           11,061
Accrued investment income                          4,260            4,383
Federal income taxes recoverable                     448              -
Deferred income tax asset, net                       -              3,087
Prepaid reinsurance premiums                       1,864            2,129
Receivable from affiliates, net                   13,860           15,936
Other assets                                       1,434            2,700
                                                --------         --------
     Total Assets                               $278,288         $281,280
                                                ========         ========

LIABILITIES AND POLICYHOLDERS' EQUITY

Liabilities:
  Reserves for losses and loss adjustment
     expenses                                    137,978          138,322
  Unearned premium reserve                        52,799           58,098
  Reinsurance premiums payable                     2,635            1,121
  Accrued expenses and other liabilities           7,788           10,057
  Debt                                             2,707            2,686
  Deferred income tax liability, net                 217              -
                                                --------         --------
     Total liabilities                           204,124          210,284

Commitments and contingencies

Policyholders' equity:
  Retained earnings                               65,284           67,223
  Net unrealized investment gains                  8,998            3,891
  Minimum pension liability adjustment              (118)            (118)
                                                --------         --------
     Total policyholders' equity                  74,164           70,996
                                                --------         --------
     Total Liabilities and
         Policyholders' Equity                  $278,288         $281,280
                                                ========         ========

See accompanying notes to Consolidated Financial Statements.



                    FARM FAMILY HOLDINGS, INC. & SUBSIDIARIES
                        Consolidated Statements of Income
                                  ($ in thousands)

                                       	 	 	 	 	 	(Unaudited)
                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                    1995       1996          1995      1996
                                  --------   --------      --------  --------

Revenues:
  Premiums                         $29,211    $32,190       $57,063   $63,866
  Net investment income              3,505      3,645         7,009     7,503
  Realized investment gains
   (losses), net                      (169)        14          (108)       77
  Other income                         223        257           391       470
                                  --------   --------      --------  --------
    Total revenues                  32,770     36,106        64,355    71,916

Losses and Expenses:
  Losses and loss adjustment
    expenses                        21,508     23,031        40,665    48,753
  Underwriting expenses              8,198      9,180        16,410    17,967
  Interest expense                      54         54           108       108
  Dividends to policyholders            44         86            91       113
                                  --------   --------      --------  --------
    Total losses and expenses       29,804     32,351        57,274    66,941
                                  --------   --------      --------  --------
Income before federal income tax
  expense and extraordinary item     2,966      3,755         7,081     4,975

Federal income tax expense             860      1,222         2,053     1,619
                                  --------   --------      --------  --------
Income before extraordinary item     2,106      2,533         5,028     3,356

Extraordinary item -
   demutualization expenses            -          896           -       1,417
                                  --------   --------      --------  --------
      Net income                    $2,106     $1,637        $5,028    $1,939
                                  ========   ========      ========  ========

Net Income Per Share (Pro Forma) (1)

Income before extraordinary
     item per share                  $0.70      $0.84         $1.68     $1.12
                                 =========  =========     ========= =========

Net income per share                 $0.70      $0.55         $1.68     $0.65
                                 =========  =========     ========= =========

Shares Outstanding               3,000,000  3,000,000     3,000,000 3,000,000
                                 =========  =========     ========= =========

(1) Gives effect in all periods to the allocation of 3,000,000 shares of Common Stock to eligible policyholders on July 26, 1996 pursuant to the conversion of Farm Family Mutual Insurance Company to a stockholder owned company - see Note 1.

See accompanying notes to Consolidated Financial Statements.



                   FARM FAMILY HOLDINGS, INC. & SUBSIDIARIES
                Consolidated Statements of Policyholders' Equity
                                ($ in thousands)

                                                          (Unaudited)
                                                   For the Six Month Period
                                                         Ended June 30,
                                                     1995          1996
Retained earnings
  Balance, beginning of period                     $55,678       $65,284
  Net income                                         5,028         1,939
                                                   -------       -------
  Balance, end of period                            60,706        67,223

Net unrealized appreciation (depreciation) of investments

  Balance, beginning of period                      (2,701)        8,998
  Change in unrealized appreciation
    (depreciation), net                              8,612        (5,107)
                                                   -------       -------
  Balance, end of period                             5,911         3,891

Minimum pension liability adjustment

  Balance, beginning of period                         -            (118)
                                                   -------       -------
  Balance, end of period                               -            (118)
                                                   -------       -------
Total Policyholders' Equity                        $66,617       $70,996
                                                   =======       =======


See accompanying notes to Consolidated Financial Statements.



                     FARM FAMILY HOLDINGS, INC. & SUBSIDIARIES
                       Statements of Consolidated Cash Flows
                                 ($ in thousands)

                                              For the Six Month Period
                                                   Ended June 30,
                                                1995            1996
                                              --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                      $5,028          $1,939
- ------------------------------------------------------------------------
Adjustments to reconcile net income
  to net cash provided by operating activities:
 Realized investment (gains) losses                108             (77)
 Amortization of bond discount                      22              67
 Depreciation                                      -               -
 Deferred income taxes                            (191)           (554)
 Extraordinary item - demutualization expense      -             1,417
 Changes in:
  Reinsurance receivables                        2,148           2,727
  Premiums receivable                           (5,023)         (3,910)
  Deferred acquisition costs                    (2,181)           (534)
  Accrued investment income                         46            (123)
  Federal income taxes recoverable                 635             448
  Prepaid reinsurance premiums                    (259)           (265)
  Receivable from affiliates                    (1,035)         (2,076)
  Reserves for losses and loss
   adjustment expenses                           3,733             344
  Unearned premium reserve                       6,678           5,299
  Reinsurance premiums payable                  (1,838)         (1,514)
  Accrued expenses and other liabilities           647           2,270
                                              --------        --------
      Total adjustments                          4,010           2,254

  Net cash provided by operating activities
     before extraordinary item                  $9,038          $4,193

  Extraordinary item -
     demutualization expenses                      -            (1,417)
                                              --------        --------
  Net cash provided by operating activities     $9,038          $2,776
                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales:
 Fixed maturities available for sale            17,339           5,450
 Equity securities                                 -               143
Investment collections:
 Fixed maturities available for sale             5,318           6,505
 Fixed maturities held to maturity                 279           2,277
 Mortgage loans                                     33              37
Investment purchases:
 Fixed maturities available for sale           (24,795)        (17,241)
Change in short-term investments, net           (7,926)            786
Change in other invested assets                    377             219

                                              --------        --------
  Net cash used in investing activities        ($9,375)        ($1,824)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on debt                         (32)            (21)
                                              --------        --------
  Net cash used in financing activities           ($32)           ($21)
                                              --------        --------
  Net increase (decrease) in cash                 (369)            931

Cash, beginning of period                        4,507           2,410
                                              --------        --------
Cash, end of period                             $4,138          $3,341
                                              ========        ========


See accompanying notes to Consolidated Financial Statements.


Notes to Consolidated Financial Statements

1. 	Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Farm Family Mutual Insurance Company ("Farm Family Mutual") and its wholly owned subsidiaries, Rural Agency & Brokerage, Inc. ("RAB") and Farm Family Holdings, Inc. (the "Holding Company") (collectively referred to as the "Company"). The Holding Company was incorporated under Delaware law on February 12, 1996 for the purpose of becoming the parent holding company of Farm Family Mutual under a Plan of Reorganization and Conversion (the "Plan"). On July 26, 1996, Farm Family Mutual converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of the Holding Company pursuant to the Plan. In addition, Farm Family Mutual was renamed Farm Family Casualty Insurance Company. The pro forma per share information presented on the accompanying consolidated statements of income give effect in all periods to the allocation of 3,000,000 shares of common stock to eligible policyholders on July 26, 1996 pursuant to the conversion of Farm Family Mutual Insurance Company from a mutual insurance company to a stockholder owned company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 1996, and the consolidated results of operations for the periods ended June 30, 1995 and 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.   Option Agreement for Life Company Purchase

The Holding Company has entered into an Option Purchase Agreement pursuant to which the Holding Company has the option to acquire
Farm Family Life Insurance Company ("Life Company"), an affiliate, subject to certain conditions, including the approval of the Holding Company's shareholders and applicable regulatory authorities, for a two year period from the effective date of the Option Purchase Agreement. Financial statements for the Life Company are not being furnished because the Holding Company has determined that the acquisition of the Life Company is not "probable" within the meaning of Rule 3.05 of Regulation S-X at this time. Although the Holding Company believes that the acquisition of the Life Company would be desirable under appropriate circumstances, the Holding Company is not in a position at this time to predict with any certainty whether the option to acquire the Life Company will in fact be exercised.
The Holding Company's decision to exercise the option will depend, among other things, on the exercise price for the shares of the Life Company, an evaluation of the financial statements prepared in accordance with generally accepted accounting principles and prospects of the Life Company, the outcome of a vote by the Holding Company's shareholders and the receipt of applicable regulatory approvals. The Life Company's financial statements are prepared on the basis of statutory accounting practices prescribed or premitted by insurance regulatory authorities. Financial statements for the Life Company prepared in accordance with generally accepted accounting principles do not currently exist.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

On July 26, 1996, Farm Family Mutual Insurance Company converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings, Inc. pursuant to a plan of Reorganization and Conversion. In addition, Farm Family Mutual Insurance Company was renamed Farm Family Casualty Insurance Company. Farm Family Casualty Insurance Company (the "Company") is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities principally in the Northeastern United States. The
Company provides property and casualty insurance coverages to members of the state Farm Bureau organizations in New York, New
Jersey, Delaware, West Virginia and all of the New England states. In addition, the Company's wholly owned subsidiary, Rural Agency and Brokerage, Inc., places insurance coverages not underwritten by the Company for the Company's policyholders.
The operations of the Company are also closely related with those of its affiliates, Farm Family Life Insurance Company and its wholly owned subsidiary, United Farm Family Insurance
Company.

The Company's premium revenue is a function of changes in average premium per policy and the growth in the number of policies. Premium rates are regulated by the state insurance departments in the states in which the Company operates. Membership in the Farm Bureau organizations is a prerequisite for voluntary insurance coverage (except for employees of the Company and its affiliates). Associate Farm Bureau memberships are generally available for an annual fee to persons not engaged in agricultural businesses.

The Company's operating results are subject to significant fluctuations from period to period depending upon, among other factors, the frequency and severity of losses from weather related and other catastrophic events, the effect of competition and regulation on the pricing of products, changes in interest rates, general economic conditions, tax laws and the regulatory environment. As a condition of its license to do business in various states, the Company is required to participate in a variety of mandatory residual market mechanisms (including mandatary pools) which provide certain insurance (most notably automobile insurance) to consumers who are otherwise unable to obtain such coverages from private insurers. In all such states, residual market premium rates are subject to the approval of the state insurance department and have generally been inadequate. The amount of future losses or assessments from residual market mechanisms cannot be predicted with certainty and could have a material adverse effect on the Company's results of operations.

For the six month periods ended June 30, 1996 and 1995, 38.4% and 39.0%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 22.2% and 20.4%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

The Special Farm Package is a flexible, multi-line package of insurance coverage which the Company regards as its "flagship" product. For the six month periods ended June 30, 1996 and 1995, 24.4% and 24.8%, respectively, of the Company's direct written premiums were derived from the Special Farm Package product. The Company concentrates on the Special Farm Package and its other established major product lines and, increasingly, on its businessowners and homeowners products. It generally does not pursue the development of products with risk profiles with which it is not familiar, nor does it, typically, actively market its automobile, workers' compensation or general liability policies except to policyholders who may also purchase its Special Farm Package, businessowners or homeowners products.

The following Results of Operations include the operations of the Company and its wholly owned subsidiaries, Rural Agency and Brokerage, Inc. and Farm Family Holdings, Inc. (the "Holding Company"). The Holding Company was incorporated under Delaware law on February 12, 1996 for the purpose of becoming the parent holding company of Farm Family Mutual Insurance Company pursuant to a Plan of Reorganization and Conversion. On July 26, 1996,
Farm Family Mutual Insurance Company converted from a mutual insurance company to a stockholder owned company and was renamed Farm Family Casualty Insurance Company and became a wholly owned subsidiary of the Holding Company. In addition, on July 26, 1996, pursuant to the Plan of Reorganization and Conversion, Farm Family Casualty Insurance Company issued 2,253,878 shares of its common stock, representing all of its issued and outstanding common stock, to the Holding Company.

Results of Operations

The Three Month Period Ended June 30, 1996 Compared to the Three
Month Period Ended June 30, 1995

Premiums
- --------
Premium revenue increased $3.0 million or 10.2%, during the three month period ended June 30, 1996 to $32.2 million from $29.2 million for the same period in 1995. The increase in premium revenue in 1996 resulted from an increase of $2.7 million in earned premiums on additional business directly written by the Company and an increase of $0.5 million in earned premiums retained by the Company and not ceded to reinsurers, which were partially offset by a decrease of $0.2 million in earned premiums assumed. The $2.7 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $2.4 million, or 9.0%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and to an increase of $0.2 million in earned premiums from workers compensation policies. The number of policies in force related to the Company's primary products increased by 7.2% to approximately 109,100 as of June 30, 1996 from approximately 101,700 as of June 30, 1995 and the average premium earned for each such policy increased by 1.6% during the three month period ended June 30, 1996 compared to the same period in 1995. The $0.5 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which the amount of earned premiums ceded by the Company were slightly reduced.

Net Investment Income
- ---------------------
Net investment income increased $0.1 million or 4.0% to $3.6 million for the three month period ended June 30, 1996 from $3.5 million for the same period in 1995. The increase in net investment income was primarily the result of an increase in
average cash and invested assets (at amortized cost)   of
approximately  $15.4  million, or 8.3%   from  June 30, 1996
compared   to June 30, 1995. The return realized on the Company's
cash and investments was 7.3% for the three month period ended June 30, 1996 and 7.6% for the same period in 1995.

Net Realized Investment Gains
- -----------------------------
Net realized investment gains (losses) were $14,000 for the three month period ended June 30, 1996 and ($169,000) for the same period in 1995.

Losses and Loss Adjustment Expenses
- -----------------------------------
Losses and loss adjustment expenses increased $1.5 million, or
7.1%, to $23.0 million for the three month period ended June 30,
1996 from $21.5 million for the same period in 1995.   Loss and
loss adjustment expenses were 71.6% of premium revenue for the three month period ended June 30, 1996 compared to 73.6% of premium revenue for the same period in 1995. The decrease in the loss and loss adjustment expense ratio was primarily attributable to improvements in the loss and loss adjustment expense ratio for the Company's direct business derived from its Special Farm Package, businessowners and workers compensation products during the three month period ended June 30, 1996 compared to the same period in 1995. These factors were partially offset by losses believed to be storm and weather related which aggregated $1.8 million in the three month period ended June 30, 1996 compared to $1.3 million for the same period in 1995.

Underwriting Expenses
- ---------------------
Underwriting expenses increased $1.0 million, or 12.0%, to $9.2 million for the three month period ended June 30, 1996 from $8.2 million for the same period in 1995. For the three month period ended June 30, 1996, underwriting expenses were 28.5% of premium revenue compared to 28.1% in 1995.

Federal Income Tax Expense
- --------------------------
Federal income tax expense increased $0.3 million to $1.2 million in 1996 from $0.9 million in 1995. Federal income tax expense was 32.5% of income before federal income tax expense for the three month period ended June 30, 1996 compared to 29.0% for the same period in 1995. The increase in the Company's effective federal income tax rate was primarily attributable to reductions in tax exempt interest income and dividend income during the three month period ended June 30, 1996 compared to the same period in 1995.

Income Before Extraordinary Item
- --------------------------------
Income before extraordinary item increased $0.4 million or 20.3%
to $2.5 million for the three month period ended June 30, 1996 compared to $2.1 million for the same period in 1995 primarily as a result of the foregoing factors.

Net Income
- ----------
Net income decreased $0.5 million to $1.6 million for the three month period ended June 30, 1996 from $2.1 million for the same period in 1995 primarily as a result of the impact of $0.9 million of expenses related to the demutualization of the Company identified as an extraordinary item which more than offset the increase in income before extraordinary item of $0.4 million.

The Six Month Period Ended June 30, 1996 Compared to the Six
Month Period Ended June 30, 1995

Premiums
- --------
Premium revenue increased $6.8 million or 11.9%, during the six month period ended June 30, 1996 to $63.9 million from $57.1 million for the same period in 1995. The increase in premium revenue in 1996 resulted from an increase of $5.8 million in earned premiums on additional business directly written by the Company and an increase of $1.3 million in earned premiums retained by the Company and not ceded to reinsurers, which were partially offset by a decrease of $0.3 million in earned premiums assumed. The $5.8 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $4.6 million, or 8.9%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and to an increase of $0.5 million and $0.4 million in earned premiums on the Company's workers compensation and assigned risk business, respectively. The number of policies in force related to the Company's primary products increased by 7.2% to approximately 109,100 as of June 30, 1996 from approximately 101,700 as of June 30, 1995 and the average premium earned for each such policy increased by 1.5% during the six month period ended June 30, 1996 compared to the same period in 1995. The $1.3 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which the amount of earned premiums ceded by the Company were slightly reduced.

Net Investment Income
- ---------------------
Net investment income increased $0.5 million or 7.1% to $7.5 million for the six month period ended June 30, 1996 from $7.0 million for the same period in 1995. The increase in net investment income was primarily the result of an increase in average cash and investments (at amortized cost) of approximately $16.0 million, or 8.7%. The return realized on the Company's cash and invested assets was 7.5% for the six month period ended June 30, 1996 and 7.7% for the same period in 1995.

Net Realized Investment Gains
- -----------------------------
Net realized investment gains (losses) were $77,000 for the six month period ended June 30, 1996 and ($108,000) for the same period in 1995.

Losses and Loss Adjustment Expenses
- -----------------------------------
Losses and loss adjustment expenses increased $8.1 million, or
20.0%, to $48.8 million for the six month period ended June 30,
1996 from $40.7 million for the same period in 1995.   Loss and
loss adjustment expenses were 76.3% of premium revenue for the six month period ended June 30, 1996 compared to 71.3% of premium revenue for the same period in 1995. The increase in the loss and loss adjustment expense ratio was primarily attributable to the frequency of weather related losses in the Northeastern United States during the three months ended March
31, 1996. Losses believed to be storm and weather related which aggregated $8.7 million in six month period ended June 30, 1996 compared to $2.2 million for the same period in 1995.

Underwriting Expenses
- ---------------------
Underwriting expenses increased $1.6 million, or 9.5%, to $18.0 million for the six month period ended June 30, 1996 from $16.4 million for the same period in 1995. For the six month period ended June 30, 1996, underwriting expenses were 28.1% of premium revenue compared to 28.8% in 1995. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period.

Federal Income Tax Expense
- --------------------------
Federal income tax expense decreased $0.5 million to $1.6 million in 1996 from $2.1 million in 1995. Federal income tax expense was 32.5% of income before federal income tax expense for the six month period ended June 30, 1996 compared to 29.0% for the same period in 1995. The increase in the Company's effective federal income tax rate was primarily attributable to reductions in tax exempt interest income and dividend income during the three month period ended June 30, 1996 compared to the same period in 1995.

Income Before Extraordinary Item
- --------------------------------
Income before extraordinary item decreased $1.6 million to $3.4 million for the six month period ended June 30, 1996 compared to $5.0 million for the same period in 1995 primarily as a result of the foregoing factors.

Net Income
- ----------
Net income decreased $3.1 million to $1.9 million for the three month period ended June 30, 1996 from $5.0 million for the same period in 1995 primarily as a result of the foregoing factors and the impact of $1.4 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item.


Liquidity and Capital Resources
- -------------------------------

Net cash provided by operating activities was $4.2 million and $9.0 million during the six month periods ended June 30, 1996 and 1995, respectively. The decrease in net cash provided by operating activities during the six month period ended June 30, 1996 was primarily attributable to the decrease in net income and an increase in payments for losses and loss adjustment expenses.

Net cash used in investing activities was $1.8 million and $9.4 million during the six month periods ended June 30, 1996 and
1995, respectively.   The decrease in net cash used in investing
activities in 1996 primarily resulted from the net increase in the Company's short-term investments during the six month period ended June 30, 1996.

The Company has in place an unsecured line of credit with Key Bank of New York under which it may borrow up to $2.0 million. At August 3, 1996, no amounts were outstanding on this line of credit, which has an annual interest rate equal to the bank's prime rate. In addition, at June 30, 1996, the Company had $2.7 million principal amount of surplus notes outstanding. The surplus notes bear interest at the rate of eight percent per annum and have no maturity date. The principal and interest on the surplus notes are repayable only with the approval of the Superintendent of Insurance of New York State.

On July 26, 1996, the Holding Company completed its initial public offering and closed the subscription offering pursuant to its Plan of Reorganization and Conversion. The gross proceeds from the initial public offering, the exercise of the underwriters' over-allotment option, and the subscription offering aggregated approximately $48.0 million. Approximately $12.2 million was used to make cash payments to certain policyholders and approximately $1.2 million was used to make cash payments to certain surplus note holders pursuant to the Plan of Reorganization and Conversion. In addition, approximately $6.8 million will be used to pay expenses, including the underwriters' discount, incurred in connection with the initial public offering and conversion and reorganization. The Holding Company also made a capital contribution of $18.0 million to Farm Family Casualty Insurance Company

Item 6.	Exhibits and Reports on Form 8-K

		A report on Form 8-K was filed on May 2, 1996 reporting a press release issued stating that the Superintendent of Insurance of the State of New York approved the Company's Plan of Reorganization and Conversion.

		A report on Form 8-K was filed on June 17, 1996 reporting a press release issued stating that the policyholders approved the Company's Plan of Reorganization and Conversion.

		No financial statements were filed with either Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FARM FAMILY HOLDINGS, INC.
                                              (Registrant)

   September 5, 1996 	 	                  /s/ Philip P. Weber
        (Date)                   Philip P. Weber, President & C.E.O.
                                 (Principal Administrative Officer)