Form 10-Q
period 1996-09-30
FARM FAMILY HOLDINGS INC
filed 1996-11-14
CIK 1013564

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996
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

The number of shares outstanding of the issuer's common stock as of November 14, 1996 is 5,253,813.

                          FARM FAMILY HOLDINGS, INC.
                                    INDEX

Part I.  Financial Information

   Item 1. Financial Statements of Farm Family Holdings, Inc. (unaudited) Consolidated Balance Sheets
            December 31, 1995 and September 30, 1996

            Consolidated Statements of Income -
            Three months and nine months ended September 30, 1995 and 1996

            Consolidated Statements of Cash Flow -
            Nine months ended September 30, 1995 and 1996

            Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.              FARM FAMILY HOLDINGS, INC. & SUBSIDIARIES
                             Consolidated Balance Sheets
                                   ($ in thousands)
                                                      	 	 	 	(Unaudited)
                                             December 31,   September 30,
                                                 1995           1996
ASSETS
Investments
  Fixed Maturities
    Available for sale, at fair value
    (Amortized cost: $171,694 in 1995
        and $203,299 in 1996 )                  $181,189       $205,071
    Held to maturity, at amortized cost
    (Fair value: $13,100 in 1995 and
      $10,224 in 1996)                            12,386         10,057
  Equity securities
    Available for sale, at fair value
    (Cost: $334 in 1995 and $2,536 in 1996)        4,746          7,154
  Mortgage loans                                   1,822          1,765
  Other invested assets                            1,246            833
  Short-term investments                           6,532         12,680
                                                --------       --------
      Total investments                          207,921        237,560
                                                --------       --------
Cash                                               2,410          3,944
Insurance receivables:
  Reinsurance receivables                         13,773         10,314
  Premiums receivable                             21,791         25,434
Deferred acquisition costs                        10,527         11,299
Accrued investment income                          4,260          4,224
Federal income taxes recoverable                     448            -
Deferred income tax asset, net                       -            2,600
Prepaid reinsurance premiums                       1,864          2,107
Receivable from affiliates, net                   13,860         14,635
Other assets                                       1,434          1,770
                                                --------       --------
     Total Assets                               $278,288       $313,887
                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Reserves for losses and
    loss adjustment expenses                     137,978        138,090
  Unearned premium reserve                        52,799         58,451
  Reinsurance premiums payable                     2,635            975
  Accrued expenses and other liabilities           7,788          8,446
  Debt                                             2,707          1,309
  Deferred income tax liability, net                 217            -
                                                --------       --------
     Total liabilities                           204,124        207,271
                                                --------       --------
Commitments and contingencies:

Stockholders' equity:
  Common Stock                                       -               53
  Additional Paid in Capital                         -           99,562
  Retained earnings                               65,284          2,771
  Net unrealized investment gains                  8,998          4,348
  Minimum pension liability adjustment              (118)          (118)
                                                --------       --------
     Total stockholders' equity                   74,164        106,616
                                                --------       --------
     Total Liabilities and Stockholders' Equity $278,288       $313,887
                                                ========       ========

See accompanying notes to Consolidated Financial Statements.


                  FARM FAMILY HOLDINGS, INC. & SUBSIDIARIES
                     Consolidated Statements of Income
                             ($ in thousands)
                                                   (Unaudited)
                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                       1995       1996      1995       1996
                                     --------   --------  --------   --------
Revenues:
  Premiums                            $29,958    $33,015   $87,021    $96,881
  Net investment income                 3,692      4,132    10,701     11,635
  Realized investment gains
      (losses), net                       306       (102)      198        (25)
  Other income                            189        219       580        689
                                     --------   --------  --------   --------
    Total revenues                     34,145     37,264    98,500    109,180
                                     --------   --------  --------   --------
Losses and Expenses:
  Losses and loss adjustment expenses  20,826     23,089    61,491     71,842
  Underwriting expenses                 8,774      9,120    25,184     27,087
  Interest expense                         54         33       162        141
  Dividends to policyholders               43         43       134        156
                                     --------   --------  --------   --------
    Total losses and expenses          29,697     32,285    86,971     99,226
                                     --------   --------  --------   --------
Income before federal income
  tax expense and extraordinary item    4,448      4,979    11,529      9,954

Federal income tax expense              1,275      1,517     3,328      3,136
                                     --------   --------  --------   --------
Income before extraordinary item        3,173      3,462     8,201      6,818

Extraordinary item
      - demutualization expenses          -          126       -        1,543
                                     --------   --------  --------   --------
    Net income                         $3,173     $3,336    $8,201     $5,275
                                     ========   ========  ========   ========
Income before extraordinary
    item per share                      $1.06      $0.75     $2.73      $1.92
                                     ========   ========  ========   ========
Net income per share                    $1.06      $0.72     $2.73      $1.48
                                     ========   ========  ========   ========
Weighted average shares outstanding 3,000,000  4,641,411 3,000,000  3,553,150
                                    =========  ========= =========  =========

See accompanying notes to Consolidated Financial Statements.


                 FARM FAMILY HOLDINGS, INC. & SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                             ($ in thousands)
                                               For the Nine Month Period
                                                  Ended September 30,
                                                   1995         1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $8,201       $5,275

Adjustments to reconcile net income to
  net cash provided by operating activities:
  Realized investment (gains) losses                  (198)          25
  Amortization of bond discount                         41           99
  Deferred income taxes                               (665)        (291)
  Extraordinary item - demutualization expense         -          1,543
  Changes in:
    Reinsurance receivables                          1,442        3,459
    Premiums receivable                             (6,097)      (3,643)
    Deferred acquisition costs                      (2,375)        (772)
    Accrued investment income                          501           36
    Federal income taxes recoverable                   899          448
    Prepaid reinsurance premiums                      (247)        (243)
    Receivable from affiliates                      (2,997)        (775)
    Other assets                                       463         (336)
    Reserves for losses and loss adjustment expenses 6,490          112
    Unearned premium reserve                         6,789        5,652
    Reinsurance premiums payable                      (796)      (1,660)
    Accrued expenses and other liabilities             516           (5)
                                                  --------     --------
      Total adjustments                              3,766        3,649
                                                  --------     --------
    Net cash provided by operating activities
     before extraordinary item                     $11,967       $8,924
    Extraordinary item - demutualization expense       -         (1,543)
                                                  --------     --------
    Net cash provided by operating activities      $11,967       $7,381
                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales:
  Fixed maturities available for sale               21,983        5,450
  Equity securities                                    -            144
Investment collections:
  Fixed maturities available for sale               10,283        7,238
  Fixed maturities held to maturity                    292        2,289
  Mortgage loans                                        50           57
Investment purchases:
  Fixed maturities available for sale              (43,825)     (44,304)
  Fixed maturities held to maturity                    -         (1,903)
Change in short-term investments, net               (2,239)      (6,148)
Change in other invested assets                        405          259
                                                  --------     --------
     Net cash used in investing activities        ($13,051)    ($36,918)
                                                  --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from IPO & Subscription offerings             -         44,880
Demutualization payments to Policyholders
  and Surplus Note Holders                             -        (12,842)
IPO expenses paid                                      -           (941)
Principal payments on debt                             (39)         (26)
                                                  --------     --------
     Net cash used in financing activities            ($39)     $31,071
                                                  --------     --------
     Net increase (decrease) in cash                (1,123)       1,534
     Cash, beginning of period                       4,507        2,410
                                                  --------     --------
     Cash, end of period                            $3,384       $3,944
                                                  ========     ========

See accompanying notes to Consolidated Financial Statements.


Notes to Consolidated Financial Statements
------------------------------------------

1. 	Summary of Significant Accounting Policies
    The accompanying consolidated financial statements include the accounts of Farm Family Holdings, Inc. (the "Holding Company") and its wholly owned subsidiary, Farm Family Casualty Insurance Company (the "Casualty Company"), and the Casualty Company's wholly owned subsidiary, Rural Agency and Brokerage, Inc. ("Rural Agency") (collectively referred to as the "Company"). The Holding Company was incorporated under Delaware law on February 12, 1996 for the purpose of becoming the parent holding company of the Casualty Company under a Plan of Reorganization and Conversion (the "Plan"). On July 26, 1996, the Holding Company completed its initial public offering of 2,470,000 shares of its common stock. Concurrent with the consummation of the Holding Company's initial public offering, Farm Family Mutual Insurance Company converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of the Holding Company pursuant to the Plan. Also, Farm Family Mutual Insurance Company was renamed Farm Family Casualty Insurance Company. In addition to the 2,470,000 shares sold in the initial public offering and the 315,826 shares sold in the underwriters' over-allotment, the Holding Company distributed 2,253,813 shares to policyholders and surplus note holders, and sold 214,174 shares in a subscription offering. As a result, the Holding Company had 5,253,813 shares outstanding as of July 26, 1996. The pro forma per share information presented on the accompanying consolidated statements of income gives effect in the three month and nine month periods ended September 30, 1995 to the allocation of 3,000,000 shares of common stock to eligible policyholders on July 26, 1996 pursuant to the Plan. The financial information presented on the accompanying consolidated balance sheets, consolidated statements of income, and consolidated statements of cash flows for the three and nine month periods ended September 30, 1995 are for Farm Family Mutual Insurance Company and Rural Agency.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 1996, and the consolidated results of operations for the periods ended September 30, 1995 and 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.

General
-------
On July 26, 1996, Farm Family Mutual Insurance Company converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings, Inc. (the "Holding Company") pursuant to a plan of Reorganization and Conversion (the "Plan"). In addition, Farm Family Mutual Insurance Company was renamed Farm Family Casualty Insurance Company. Farm Family Casualty Insurance Company (the " Casualty Company") is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities principally in the Northeastern United States. The Company provides property and casualty insurance coverages to members of the state Farm Bureau organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. In addition, the Company's wholly owned subsidiary, Rural Agency and Brokerage, Inc. ("Rural Agency"), places insurance coverages not underwritten by the Company for the Company's policyholders. The Holding Company, the Casualty Company and Rural Agency are collectively referred to herein as the "Company". The operations of the Company are also closely related with those of its affiliates, Farm Family Life Insurance Company (the "Life Company") and the Life Company's wholly owned subsidiary, United Farm Family Insurance Company.

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

For the nine month periods ended September 30, 1996 and 1995, 38.7% and 39.1%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 22.4% and 20.7%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

The Special Farm Package is a flexible, multi-line package of insurance coverage which the Company regards as its "flagship" product. For the nine month periods ended September 30, 1996 and 1995, 24.5% and 24.9%, respectively, of the Company's direct written premiums were derived from the Special Farm Package product. The Company concentrates on the Special Farm Package and its other established major product lines and, increasingly, on its businessowners and homeowners products. It generally does not pursue the development of products with risk profiles with which it is not familiar, nor does it, typically, actively market its automobile, workers' compensation or general liability policies except to policyholders who may also purchase its Special Farm Package, businessowners or homeowners products.

The following Results of Operations include the operations of the Casualty Company, Rural Agency and the Holding Company. The Holding Company was incorporated under Delaware law on February 12, 1996 for the purpose of becoming the parent holding company of Farm Family Mutual Insurance Company pursuant to the Plan.
On July 26, 1996, pursuant to the Plan, the Casualty Company issued 2,253,878 shares of its common stock, representing all of its issued and outstanding common stock, to the Holding Company.

Results of Operations
---------------------

The Three Month Period Ended September 30, 1996 Compared to the
Three Month Period Ended September 30, 1995

Premiums
--------
Premium revenue increased $3.1 million or 10.2%, during the three month period ended September 30, 1996 to $33.0 million from $29.9 million for the same period in 1995. The increase in premium revenue in 1996 resulted from an increase of $2.5 million in earned premiums on additional business directly written by the Company, a decrease of $0.5 million in earned premiums retained by the Company and not ceded to reinsurers and an increase of $0.1 million in earned premiums assumed. The $2.5 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $2.5 million, or 8.9%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) which was partially offset by a decrease of $0.3 million in earned premiums from the Company's assigned risk business. The number of policies in force related to the Company's primary products increased by 7.4% to approximately 111,400 as of September 30, 1996 from approximately 103,700 as of September 30, 1995 and the average premium earned for each such policy increased by 1.4% during the three month period ended September 30, 1996 compared to the same period in 1995.

Net Investment Income
---------------------
Net investment income increased $0.4 million or 11.9% to $4.1 million for the three month period ended September 30, 1996 from $3.7 million for the same period in 1995. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of
approximately  $43.8  million, or 22.9%   from  September 30,
1996 compared to September 30, 1995. The return realized on the Company's cash and investments was 7.6% for the three month period ended September 30, 1996 and September 30, 1995.

Net Realized Investment Gains (Losses)
--------------------------------------
Net realized investment losses were $102,000 for the three month period ended September 30, 1996 compared to a gain of $306,000 for the same period in 1995.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $2.2 million, or 10.9%, to $23.1 million for the three month period ended September 30, 1996 from $20.9 million for the same period in
1995.   Loss and loss adjustment expenses were 69.9% of premium
revenue for the three month period ended September 30, 1996 compared to 69.5% of premium revenue for the same period in 1995. Losses believed to be storm and weather related aggregated $0.7 million in the three month period ended September 30, 1996 compared to $1.3 million for the same period in 1995.

Underwriting Expenses
---------------------
Underwriting expenses increased $0.3 million, or 3.9%, to $9.1 million for the three month period ended September 30, 1996 from $8.8 million for the same period in 1995. For the three month period ended September 30, 1996, underwriting expenses were 27.6% of premium revenue compared to 29.3% in 1995. The reduction in the underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses then in premium revenue for the period.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $0.2 million to $1.5 million in 1996 from $1.3 million in 1995. Federal income tax expense was 30.5% of income before federal income tax expense for the three month period ended September 30, 1996 compared to 28.7% for the same period in 1995.

Income Before Extraordinary Item
--------------------------------
Income before extraordinary item increased $0.3 million or 9.1% to $3.5 million for the three month period ended September 30, 1996 compared to $3.2 million for the same period in 1995 primarily as a result of the foregoing factors.

Net Income
----------
Net income increased $0.1 million to $3.3 million for the three month period ended September 30, 1996 from $3.2 million for the same period in 1995 primarily as a result of the foregoing factors and despite the impact of $0.1 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item.


The Nine Month Period Ended September 30, 1996 Compared to the
Nine Month Period Ended September 30, 1995

Premiums
--------
Premium revenue increased $9.9 million or 11.3%, during the nine month period ended September 30, 1996 to $96.9 million from $87.0 million for the same period in 1995. The increase in premium revenue in 1996 resulted from an increase of $8.2 million in earned premiums on additional business directly written by the Company and an increase of $1.8 million in earned premiums retained by the Company and not ceded to reinsurers, which was partially offset by a decrease of $0.1 million in earned premiums assumed. The $8.2 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $7.1 million, or 8.9%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and to an increase of $0.6 million in earned premiums on the Company's workers compensation business. The number of policies in force related to the Company's primary products increased by 7.4% to approximately 111,400 as of September 30, 1996 from approximately 103,700 as of September 30, 1995 and the average premium earned for each such policy increased by 1.4% during the nine month period ended September 30, 1996 compared to the same period in 1995. The $1.8 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which the earned premiums ceded by the Company was slightly reduced.

Net Investment Income
---------------------
Net investment income increased $0.9 million or 8.7% to $11.6 million for the nine month period ended September 30, 1996 from $10.7 million for the same period in 1995. The increase in net investment income was primarily the result of an increase in average cash and investments (at amortized cost) of approximately $43.8 million, or 22.9%. The increase in average cash and invested assets was primarily attributable to the net proceeds of $32.1 million from the initial public offering received in July 1996. The return realized on the Company's cash and invested assets was 7.2% for the nine month period ended September 30, 1996 and 7.5% for the same period in 1995.

Net Realized Investment Gains (Losses)
--------------------------------------
Net realized investment losses were $25,000 for the nine month period ended September 30, 1996 compared to a gain of $198,000 for the same period in 1995.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $10.3 million, or 16.8%, to $71.8 million for the nine month period ended September 30, 1996 from $61.5 million for the same period in
1995.   Loss and loss adjustment expenses were 74.2% of premium
revenue for the nine month period ended September 30, 1996 compared to 70.7% of premium revenue for the same period in 1995. The increase in the loss and loss adjustment expense ratio was primarily attributable to the frequency of weather related losses in the Northeastern United States during the three months ended March 31, 1996. Losses believed to be storm and weather related which aggregated $9.4 million in nine month period ended September 30, 1996 compared to $3.4 million for the same period in 1995.

Underwriting Expenses
---------------------
Underwriting expenses increased $1.9 million, or 7.6%, to $27.1 million for the nine month period ended September 30, 1996 from $25.2 million for the same period in 1995. For the nine month period ended September 30, 1996, underwriting expenses were 28.0% of premium revenue compared to 28.9% in 1995. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period.

Federal Income Tax Expense
--------------------------
Federal income tax expense decreased $0.2 million to $3.1 million in 1996 from $3.3 million in 1995. Federal income tax expense was 31.5% of income before federal income tax expense for the nine month period ended September 30, 1996 compared to 28.9% for the same period in 1995.

Income Before Extraordinary Item
--------------------------------
Income before extraordinary item decreased $1.4 million to $6.8 million for the nine month period ended September 30, 1996 compared to $8.2 million for the same period in 1995 primarily as a result of the foregoing factors.

Net Income
----------
Net income decreased $2.9 million to $5.3 million for the nine month period ended September 30, 1996 from $8.2 million for the same period in 1995 primarily as a result of the foregoing factors and the impact of $1.5 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $8.9 million and $12.0 million during the nine month periods ended September 30, 1996 and 1995, respectively. The decrease in net cash provided by operating activities during the nine month period ended September 30, 1996 was primarily attributable to the decrease in net income and an increase in payments for losses and loss adjustment expenses.

Net cash used in investing activities was $36.9 million and $13.1 million during the nine month periods ended September 30, 1996 and 1995, respectively primarily as a result of an increase in short-term investments and a reduction in the proceeds on the maturities and sales of fixed maturities.

Net cash provided by financing activities increased $29.5 million for the nine month period ended September 30, 1996 compared to the same period in 1995 primarily as a result of the initial public offering. Proceeds from the offering were $44.9 million which were partially offset by approximately $12.8 million used to make payments to policyholders and surplus note holders.

The Casualty Company has in place an unsecured line of credit with Key Bank of New York under which it may borrow up to $2.0 million. At September 30, 1996, no amounts were outstanding on this line of credit, which has an annual interest rate equal to the bank's prime rate. In addition, at September 30, 1996, the Casualty Company had $1.3 million principal amount of surplus notes outstanding. The surplus notes bear interest at the rate of eight percent per annum and have no maturity date. The principal and interest on the surplus notes are repayable only with the approval of the Superintendent of Insurance of New York State.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 11. Statement re computation of per share earnings

                     FARM FAMILY HOLDINGS, INC.
                 COMPUTATION OF EARNINGS PER SHARE
                                                   Three months ended
                                                      September 30,
                                                     1996        1995
Net income available to common shareholders       $3,335,827  $3,172,650

Weighted average shares outstanding                4,641,411   3,000,000
                                                  ----------  ----------
Net income per share                                   $0.72       $1.06
                                                  ==========  ==========

                                                     Nine months ended
                                                        September 30,
                                                      1996        1995

Net income available to common shareholders       $5,275,048   $8,200,363

Weighted average shares outstanding                3,553,150    3,000,000
                                                  ----------   ----------
Net income per share                                   $1.48        $2.73
                                                  ==========   ==========

Reports on Form 8-K
-------------------

  A report on Form 8-K was filed on July 22, 1996 reporting a press release issued announcing the initial public offering of
2.47 million shares of its common stock at a price of $16.00 per share.

  A report on Form 8-K was filed on July 30, 1996 reporting a press release issued announcing results of operations for the second quarter and the first six months of 1996.

  No financial statements were filed with either Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FARM FAMILY HOLDINGS, INC.
                                             (Registrant)


   November 14, 1996                      /s/ Philip P. Weber
 ---------------------        -------------------------------------------
        (Date)                     Philip P. Weber, President & C.E.O.
                                   (Principal Administrative Officer)

   November 14, 1996                     /s/ Timothy A. Walsh
 ---------------------        -------------------------------------------
        (Date)                         Timothy A. Walsh, Treasurer
                                      (Principal Financial Officer)