Form 10-K
period 1996-12-31
FARM FAMILY HOLDINGS INC
filed 1997-03-31
CIK 1013564

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                           Commission File No. 1-11941

                           FARM FAMILY HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware IRS No. 14-1789227

                     344 Route 9W, Glenmont, New York 12077
                  Registrant's telephone number: (518) 431-5000

                 Securities registered pursuant to Section 12(b)
                                  of the Act:

                                                  Name of each exchange
          Title of each class                      on which registered
          -------------------                      -------------------
          Common Stock, par value $0.01           New York Stock Exchange
          per share (the "Common Stock")

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

On February 24, 1997, Registrant had 5,253,813 shares of Common Stock outstanding. Of these, 5,242,002 shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in the Wall Street Journal for stocks listed on the New York Stock Exchange February 24, 1997) of approximately $117,945,000, were owned by stockholders other than directors and executive officers of the Registrant.

                       Documents Incorporated By Reference

     Portions of the following documents are incorporated by reference as follows:

         Documents Incorporated                                Part of Form 10K


         Farm Family Holdings, Inc.                                I and II
         Annual Report to Stockholders
         for the fiscal year ended
         December 31, 1996
         (the "Annual Report")

         Farm Family Holdings, Inc.                                  III
         Proxy Statement for the
         1997 Annual Meeting of
         Stockholders
         (the "Proxy Statement")

                                     PART I


ITEM 1.  BUSINESS

Overview

     The following discussion includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiary, Farm Family Casualty Insurance Company ("Farm Family Casualty") and Farm Family Casualty's wholly owned subsidiary, Rural Agency and Brokerage, Inc. (collectively referred to as the "Company"). The operations of the Company are also closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life")and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company (United Farm Family).

     On July 26, 1996, Farm Family Mutual Insurance Company ("Farm Family Mutual") converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings pursuant to a plan of Reorganization and Conversion (the "Plan"). In addition, Farm Family Mutual was renamed Farm Family Casualty Insurance Company. As part of the Plan, Farm Family Holdings was formed and the Farm Family Mutual policyholders received 2,237,000 shares of Farm Family Holding's common stock and $11,735,000 in cash in exchange for their membership interest in Farm Family Mutual.

     On July 23, 1996, Farm Family Holdings made an initial public offering of its common stock at a price of $16.00 per share. Farm Family Holdings received net proceeds of $41,453,000 for 2,786,000 shares sold in the initial public offering. In addition, Farm Family Holdings received $3,427,000 for 217,000 shares purchased by policyholders of Farm Family Mutual in a subscription offering. In addition, pursuant to the Plan, holders of Farm Family Mutual debt could elect to exchange their debt instruments for shares of common stock or cash. As a result, there were 17,000 common shares and $1,107,000 in cash exchanged for debt with an outstanding principal amount of $1,371,000.

     Farm Family Casualty is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities principally in the Northeastern United States. Farm Family Casualty provides property and casualty insurance coverages to members of the state Farm Bureau organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in the state Farm Bureau organizations is a prerequisite for voluntary insurance coverage (except for employees of the Company and its affiliates).

     Farm Family Casualty markets its insurance products through more than 200 Farm Family agents and field managers who are located in the rural and suburban communities it serves. These agents generally sell insurance products only for Farm Family Casualty and Farm Family Life. The Company believes that the distinctive focus of the Company and its agents on meeting the specialized insurance needs of rural communities has provided the Company with the knowledge and experience to adapt to changes in the demographics of its markets and in the nature of agricultural related businesses. In addition to insuring those engaged in agricultural pursuits such as dairy, vegetable and fruit farming, the Company insures a wide range of other businesses related to agriculture, such as distributors of agricultural products, horse breeding and training facilities, landscapers, nurseries, florists, wineries and growers of specialty products. In recent years, the Company has also introduced businessowners products for certain retail and contractor businesses and for owners of apartment and office buildings, as well as a homeowners product.

     The Company's principal strategy is to maintain its focus on meeting many of the specialized insurance needs of Northeastern rural and suburban communities. The Company's flagship product, the Special Farm Package, is a flexible policy that can be adapted to meet the needs of a variety of agricultural and agricultural related businesses. As evidenced by its introduction of businessowners products in 1990, the Company also seeks to leverage its local reputation, agency force, knowledge and experience to expand its product offerings to a wider variety of customers in the rural and suburban communities in which it currently operates. In addition, the Company will continue to seek to facilitate and expedite sales, underwriting and policy administration functions through the expanded use of local service centers and computer networking communications with the home office.

Related  Party Transactions

     The operations of the Company are closely related with those of its affiliates, Farm Family Life and Farm Family Life's wholly owned subsidiary, United Farm Family. The affiliated companies operate under similar Board of Directors and have similar senior management. In addition, the affiliated companies share home office facilities, data processing equipment, certain personnel and other operational expenses.

     The Company  and Farm  Family  Life are parties to an Amended and  Restated
Expense Sharing Agreement, effective as of February 14, 1996 (the "Expense Sharing Agreement"), pursuant to which shared expenses for goods, services and facilities are allocated between the Company and Farm Family Life. In 1995 and 1994, the parties shared expenses under a similar expense sharing agreement. Under the Expense Sharing Agreement, expenses are allocated in accordance with applicable provisions of the New York Insurance Law and regulations promulgated thereunder. Direct expenses are charged as incurred to the Company and Farm Family Life, as applicable, at cost. For each of the years ended December 31, 1996, 1995, and 1994, 65%, 61%, and 60%, respectively, of aggregate operating expenses totaling $30.7 million, $26.7 million and $23.8 million, respectively, were allocated to the Company, under a similar expense sharing arrangement.

     The Company and Farm Family Life are parties to a Lease Agreement dated July 1, 1988, as amended by Amendment to Lease Agreement, effective January 1, 1994, as so amended, (the "Lease Agreement") pursuant to which the Company leases home office space in Glenmont, New York from Farm Family Life. Annual rent under the Lease Agreement was approximately $712,000, $687,000, and $629,000 for each of the years ended December 31, 1996, 1995, and 1994, respectively.

     The Company's reinsurance program includes reinsurance agreements with United Farm Family. In accordance with the provisions of these reinsurance agreements, premiums earned, losses and expenses ceded by the Company to United Farm Family were as follows:


         ($ in thousands)         1996             1995             1994
                                  ----             ----             ----
         Premiums Earned        $9,334           $9,238           $9,750
         Losses                  7,049            6,447            7,158
         Expenses                  446              199              213
                                   ---              ---              ---
         Net                    $1,839           $2,593           $2,379
                                ======           ======           ======


     The Company and United Farm Family are parties to a service agreement dated July 25, 1988 (the "Service Agreement") pursuant to which the Company provides United Farm Family with certain administrative and special services necessary for its operations, including, but not limited to, claims management, underwriting, accounting, tax and auditing, investment management, and functional support services. In addition, the Company provides United Farm Family with certain personnel, property, equipment and facilities for its operations. For each of the years ended December 31, 1996, 1995, and 1994, United Farm Family incurred approximately $0.7 million, $0.8 million, and $0.5 million, respectively, in direct and allocated expenses and overhead under the Service Agreement.

Products

     The Company offers a variety of property and casualty insurance products primarily designed to meet the unique insurance needs of its agricultural clients and the general insurance needs of the rural and suburban communities in which it does business. Many policyholders have more than one policy with the Company, most commonly, a property policy (such as a Special Farm Package or homeowners policy) and an automobile policy.

The following table sets forth by product the direct premiums written by the Company for the periods indicated:


                                                           Year Ended December 31,
                                                         % of                 % of                % of
                                             1996       Total     1995       Total      1994     Total
                                             -----      -----     -----      -----      ----     -----
         ($ in millions)
         Personal Automobile                 $50.0      34.2%     $46.5      34.2%     $40.3     33.0%
         Special Farm Package                 35.9      24.5%      34.0      25.0%      32.7     26.8%
         Commercial Automobile                24.1      16.5%      22.7      16.7%      20.2     16.6%
         Workers' Compensation                 9.7       6.5%       9.1       6.7%       8.1      6.6%
         Businessowners                        7.6       5.2%       6.6       4.9%       5.3      4.3%
         Homeowners                            6.1       4.2%       5.2       3.8%       4.1      3.4%
         Umbrella                              4.6       3.1%       4.4       3.2%       4.2      3.4%
         Commercial General Liability          3.9       2.7%       3.4       2.5%       3.0      2.5%
         Special Home Package                  2.9       2.0%       2.8       2.1%       2.8      2.3%
         Fire, Allied, Inland Marine           1.2       0.8%       1.0       0.7%       1.0      0.8%
         Products Liability                    0.3       0.2%       0.2       0.1%       0.2      0.2%
         Pollution                             0.1       0.1%       0.1       0.1%       0.1      0.1%
                                          -------------------------------------------------------------
         Total                              $146.4     100.0%    $136.0     100.0%    $122.0    100.0%
                                          -------------------------------------------------------------


     Personal Automobile. Personal automobile is the Company's largest product. The Company's industry standard policies are generally marketed in conjunction with its other products, such as the Special Farm Package, the businessowners policy or the homeowners policy.

     Special Farm Package. The Special Farm Package, developed in 1980, is a flexible, multi-line package of insurance coverages which the Company regards as its "flagship" product. As a result of its flexible features, this product can be adapted to meet the needs of a variety of agricultural and related businesses. The Special Farm Package policy combines personal, farm and business property and liability insurance for the farm owner, as well as owners of other agricultural related businesses, such as horse breeding and training facilities, nurseries, wineries and greenhouses.

     Commercial Automobile. Commercial automobile is the Company's third largest product. The Company's industry standard policies are generally marketed in conjunction with the Special Farm Package or the businessowners policy.

     Workers' Compensation. The Company generally does not seek to market or write its workers' compensation policy apart from a Special Farm Package or a businessowners policy.

     Businessowners. The Company introduced a businessowners product (based on the industry standard policy form) in 1990 to meet the needs of small businesses within its rural and suburban markets. This product is marketed to two distinct groups: (i) "mercantile businessowners" with property based risks, including apartment and office building owners and small to medium-sized retail businesses, such as florists and farm markets and (ii) small, established artisan contractors principally serving the agricultural community.

     Special Home Package and Homeowners Policy. The Special Home Package was developed in 1980 as a companion product for the Special Farm Package policy. The Company's homeowners policy, introduced in 1989, is a standard homeowners multi-peril policy for the rural and suburban homeowner. Increasingly, the homeowners policy is being sold to provide coverage for the insured's principal residence, while the Special Home Package is used by the Company to insure rural-based, tenant occupied residences. Like the Special Farm Package, the Special Home Package combines personal and commercial property and liability coverages, and contains flexible features which also allow it to be adapted to meet the needs of a variety of customers.

     Umbrella Liability. The Company writes commercial and personal line excess liability policies covering business, farm and personal liabilities of its policyholders in excess of amounts covered under Special Farm Package, homeowners, businessowners and automobile policies. Such policies are available with limits of $1.0 million to $5.0 million. The Company does not generally seek to market its excess liability policies unless it also writes an underlying liability policy.

     Commercial General Liability. The Company writes an industry standard commercial general liability policy which is generally marketed in connection with the Special Farm Package or, as an accommodation to policyholders in connection with the commercial automobile policy. The commercial general liability policy is generally not written apart from these other policies. The policy is usually written by the Company for unique business situations, such as horse breeding and training facilities and certain landscaper risks, which do not meet the criteria for liability coverage under a businessowners or Special Farm Package policy. The policy insures businesses against third party liability from accidents occurring on their premises or arising out of their operations or products. Most of the Company's products liability line is written as part of the commercial general liability product.

     Pollution. The Company writes a small number of pollution liability policies covering specified farm risks on a "claims-made" basis. The policy insures against losses incurred from third party liability, including bodily injury and property damages, for pollution incidents, such as those caused from pesticides, fertilizers, herbicides and manure piles. An "extended reporting period" option is available under certain circumstances which allows for claim reporting after the policy expiration. As of December 31, 1996, The Company had approximately 260 pollution policies in force.


Marketing

     The following table sets forth the Company's direct written premiums by state for the periods indicated:

                                                               Year Ended December 31,
                                                               -----------------------
         ($ in millions)                                 % of                 % of               % of
                                              1996      Total      1995      Total    1994      Total
                                              -----     -----      -----     -----    -----     -----
         New York                             $56.5     38.6%      $53.2     39.1%    $47.0     38.5%
         New Jersey                            33.1     22.6%       28.3     20.8%     23.9     19.6%
         Massachusetts                         10.3      7.0%       10.5      7.7%     10.1      8.3%
         Connecticut                            9.8      6.7%        9.1      6.7%      8.2      6.7%
         West Virginia                          8.1      5.5%        7.8      5.7%      7.3      6.0%
         Maine                                  6.8      4.7%        6.9      5.1%      6.7      5.5%
         New Hampshire                          6.7      4.6%        6.8      5.0%      6.7      5.5%
         Vermont                                5.7      3.9%        5.3      3.9%      5.0      4.1%
         Delaware                               5.0      3.4%        4.4      3.3%      4.1      3.4%
         Rhode Island                           4.4      3.0%        3.7      2.7%      3.0      2.4%
                                           --------- --------- ---------- --------- -------- ---------
                                             $146.4    100.0%     $136.0    100.0%   $122.0    100.0%
                                           --------- --------- ---------- --------- -------- ---------


     As of December 31, 1996, the Company marketed its property and casualty insurance products in its ten state region through approximately 189 full-time agents, 15 field managers and 10 associate field managers. Many of the Company's agents are established residents of the rural and suburban communities in which they operate and often have specific prior experience in agricultural related businesses. The Company's agents generally market and write the full range of its products. In addition to marketing the Company's property and casualty insurance products, the agency force also markets life insurance products for Farm Family Life. The Company's policies are marketed exclusively through its agency force. In 1996, Agent compensation was comprised entirely of commissions, office expense allowances and incentive bonuses.

     The Company emphasizes personal contact between its agents and the policyholders. The Company believes that its name recognition, policyholder loyalty and policyholder satisfaction with agent and claims relationships are the principal sources of new customer referrals, cross-selling of additional insurance products and policyholder retention. In addition, the Company believes that its relationship with the Farm Bureaus in its target markets promotes the Company's name recognition and new customer referrals among Farm Bureau members. See " Relationship with Farm Bureaus."

Relationship with Farm Bureaus

     The Company was organized through the efforts of certain Farm Bureaus, and its relationship with the Farm Bureaus in its ten state region continues to be a fundamental aspect of its business. These Farm Bureaus are affiliated with the American Farm Bureau Federation, the nation's largest general farm organization with over four million members, which has traditionally sought to advance the interests of the agricultural community. The Company was established in 1955 through the efforts of certain Farm Bureaus to provide property and casualty insurance for Farm Bureau members in the Northeast. Substantially all of the directors of the Company are associated with Farm Bureau organizations in the Northeast. The Company has the exclusive endorsement of the Farm Bureaus to market property and casualty insurance in the ten states in which it operates.

     The endorsement of the Farm Bureaus generally means that the Farm Bureaus provide the Company with the right to utilize their membership lists and authorize the use of their name and service marks in connection with the marketing of the Company's products. In exchange for these rights, the Company pays to each of the Farm Bureaus an annual fee of $7.50 per Farm Bureau member, pursuant to agreements with each Farm Bureau (the "Membership List Purchase Agreements"). The current term of each Membership List Purchase Agreement is six years, commencing on January 1, 1996. Pursuant to the Membership List Purchase Agreements, the Farm Bureaus may not endorse the products of other property and casualty insurers within the Company's ten state region. Farm Family Life has entered into similar membership list purchase agreements with each of the Farm Bureaus.

Underwriting

     The Company seeks to write its commercial and personal lines risks by evaluating loss experience and underwriting profitability with consistently applied standards. The Company maintains information on all aspects of its business which is routinely reviewed by the Company's staff of underwriters in relationship to product line profitability. The Company's underwriters generally specialize by agency territory. Specific information is monitored with regard to individual insureds which is used to assist the Company in making decisions about policy renewals or modifications.

     The Company concentrates on its established major product lines (personal and commercial auto, Special Farm Package, businessowners and homeowners policies). It generally does not pursue the development of products with risk profiles with which it is not familiar, nor does it, typically, actively market its automobile, workers' compensation or general liability policies except to policyholders who may also purchase its Special Farm Package, businessowners or homeowners products. The Company believes its extensive knowledge of local markets in its region is a key element in its underwriting process.

Claims

     Claims on insurance policies written are usually investigated and settled by one of the Company's staff claims adjusters, located in nine field offices. The Company's claims philosophy emphasizes timely investigation, evaluation and settlement of claims, while maintaining adequate reserves and controlling claim adjustment expenses. The claims philosophy is designed to support the Company's marketing efforts by providing agents and policyholders with prompt service.

     Claims settlement authority levels are established for each adjuster and claims manager based upon the employee's ability and level of experience. Claims are reported directly to the claims department, located at a field office or through the central claim reporting unit at the home office. Specialized units exist at the home office for no-fault automobile and workers' compensation claims, as well as subrogation and large, litigated or certain other claims. The Company also has on staff a special investigator to investigate suspected insurance fraud, including arson. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims.

Reinsurance

Reinsurance Ceded

     The Company's reinsurance arrangements are generally placed with non-affiliated reinsurers through reinsurance brokers. In addition, certain reinsurance coverages are also placed directly with United Farm Family. See "Related Party Transactions." The largest net per risk exposure retained by the Company on any one individual property or casualty risk is $100,000. Property and casualty risks in excess of $100,000 are covered on an excess of loss basis up to $300,000 per risk by United Farm Family. Per risk property losses in excess of $300,000 but less than $4 million are reinsured on an excess of loss basis by unaffiliated reinsurers. Facultative coverage is available for certain property risks in excess of $4 million per risk. Casualty losses per risk in excess of $300,000 but less than $1 million (which is generally the maximum limit of liability written by the Company's casualty insurance policies, other than workers' compensation and umbrella liability policies) are covered on an excess of loss basis by unaffiliated reinsurers. Clash coverage provided by unaffiliated reinsurers covers casualty losses, including workers' compensation, in excess of $1 million but less than $5 million. In addition, workers' compensation claims, on a per occurrence basis with a $600,000 per person limit, in excess of $3 million but less than $10 million are separately reinsured on an excess of loss basis by an unaffiliated reinsurer. The Company reinsures 95% of its umbrella liability losses (including a 5% quota share participation by United Farm Family) under $1 million per loss on a quota share basis and 100% of umbrella liability losses in excess of $1 million up to $5 million per loss by unaffiliated reinsurers.

     The Company 's property catastrophe reinsurance provides for recovery of 95% of the losses over $6 million up to a maximum of $51 million per occurrence and approximately 79% of the losses between $3 million and $6 million per occurrence. The Company retains the first $3 million of losses per occurrence under its property catastrophe program. United Farm Family is a participant in Farm Family's property catastrophe reinsurance program and assumes 2% of losses per occurrence between $11 million and $51 million and approximately 16% of losses between $3 million and $6 million.

     The insolvency or inability of any reinsurer to meet its obligations to the Company could have a material adverse effect on the results of operations or financial condition of the Company. As of December 31, 1996, more than 95% of the Company's reinsurance program was provided by reinsurers which were rated "A-" (Excellent) or above by A.M. Best Company, Inc. ("A.M. Best").

     In June 1995, the Company terminated its excess casualty reinsurance agreement with American Agricultural Insurance Company to reduce administrative and financial costs associated with the reinsurance arrangement. The reinsurance arrangement was commuted for casualty and workers' compensation risks for accident years 1980 to 1988 and prior to 1975. As a result of the termination of this arrangement, the Company does not have reinsurance in effect for any future development on casualty and workers' compensation losses for accident years 1980 to 1988 and prior to 1975. The Company received approximately $1.8 million in cash as a result of the termination of this arrangement and established additional net loss reserves of approximately $1.7 million for any casualty and worker's compensation losses for accident years 1980 to 1988 and prior to 1975. Separate reinsurance agreements with American Agricultural Insurance Company, however, continue to remain in effect for property and umbrella risks for those accident years.

     Reinsurance Assumed

     The Company assumes voluntary reinsurance covering primarily property, property catastrophe and casualty risks located outside of the Northeast. The Company believes that, among other benefits, its assumed reinsurance arrangements balance to a limited extent the geographic concentration of its risks in the Northeast. The Company also assumes an insignificant amount of reinsurance covering substandard automobile policies from United Farm Family. For the year ended December 31, 1996, the Company earned premiums of $1.6 million under various voluntary proportional and non-proportional reinsurance agreements. In 1996, the Company generally retroceded 50% of all assumed reinsurance to United Farm Family.

Loss and Loss Adjustment Expense ("LAE") Reserves

     The Company's reserve for losses is an estimate of the unpaid amount , as of December 31, of the losses incurred in both the current year and all prior years. The LAE reserve is an estimate of the unpaid expenses required to settle losses incurred in both the current year and all prior years. The Company is required to maintain reserves for payment of estimated loss and LAE for both reported claims and claims which have been incurred but not yet reported. The ultimate liability incurred by the company may be different from current reserve estimates.
     Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. Although claims for which reserves are established may not be paid for several years, reserves for losses and LAE are not discounted, except for certain lifetime workers' compensation indemnity reserves where the reserves are discounted at 3.5%.

The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for each of the years in the three year period ended December 31, 1996.

                    Reconciliation of Liability for Loss
                        and Loss Adjustment Expenses

         ($ in thousands)
                                                                       For the years ended December 31,

                                                                          1996       1995        1994
                                                                          ----       ----        ----
Reserves for losses and loss adjustment expenses at the
 beginning of the year                                                 $ 137,978  $ 127,954   $ 123,477
Less:     Reinsurance recoverables and receivables                        28,655     28,230      28,761
                                                                          ------     ------      ------
Net reserves for losses and loss adjustment expenses at
    beginning of year                                                    109,323     99,724      94,716
                                                                         -------     ------      ------
Provision for losses and loss adjustment expenses for claims occurring in:
Current year                                                             100,418     88,366      86,370
Prior years                                                               (5,441)    (5,182)     (3,690)
                                                                          ------     ------      ------
Total incurred losses and loss adjustment expenses                        94,977     83,184      82,680
                                                                          ------     ------      ------
Loss and loss adjustment expenses payments for claims occurring in:
Current year                                                              50,122     40,519      43,232
Prior years                                                               39,795     33,066      34,440
                                                                          ------     ------      ------
Total payments                                                            89,917     73,585      77,672
                                                                          ------     ------      ------
Net reserves for losses and loss adjustment expenses at end of year      114,383    109,323      99,724
Add:   Reinsurance recoverables and receivables                           26,837     28,655      28,230
                                                                          ------     ------      ------
Reserves for losses and loss adjustment expenses at end of year         $141,220   $137,978    $127,954
                                                                        ========   ========    ========


Analysis of Loss and Loss Adjustment Expense Development

     The following table reflects the development of losses and loss adjustment expenses for the periods indicated at the end of that year and each subsequent year. Each calendar year-end reserve includes the estimated unpaid liabilities for that accident year and for all prior accident years. The data presented under the caption "Cumulative Amount of Reserves Paid Through" show the cumulative amounts paid related to the reserve as of the end of each subsequent year. The data presented under the caption "Reserves, Net, Reestimated as of" show the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and all other facts and circumstances discovered during each such year. The line "Cumulative Redundancy (Deficiency)" reflects the difference between the latest reestimated reserve amount and the reserve amount as originally established.

     In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 1993 to be $150,000 was first reserved in 1985 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative deficiency in each of the years 1986 through 1992 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past may not necessarily recur in the future.

         The following table sets forth the development of loss and loss adjustment expenses reserves of the Company for the ten-year period ended December 31, 1996:


Analysis of Loss and
   Loss Adjustment
 Expense Development
($ in thousands)
Year Ended December 31,   1986     1987     1988    1989     1990      1991     1992     1993     1994     1995     1996
                         ------   ------   ------  ------   ------    ------   ------   ------   ------   ------   ------
Reserves for Losses
     and Loss
   Adjustment Expenses  $41,718  $53,126  $65,543  $78,339  $94,135  $110,135 $117,497 $123,477 $127,954 $137,978 $141,220
Reinsurance Recoverable
     on Unpaid Losses    (5,053)  (5,468)  (7,126) (11,784) (22,123)  (25,048) (24,463) (28,761) (28,230) (28,655) (26,837)
                        --------------------------------------------------------------------------------------------------
Reserves for Losses
  and Loss Adjustment
        Expenses, Net    36,665   47,658   58,417   66,555   72,012    85,087   93,034   94,716   99,724  109,323  114,383
                        --------------------------------------------------------------------------------------------------
Reserves, Net,
 Reestimated as of:
       One year later    37,961   50,145   57,932   69,036   76,786    84,514   91,561   88,296   94,542  103,882
      Two years later    38,047   50,572   63,348   72,478   76,442    84,305   89,666   82,876   87,592
    Three years later    39,057   53,540   65,399   72,926   76,832    83,960   86,876   81,556
     Four years later    39,981   55,303   65,842   73,130   77,879    82,750   85,204
     Five years later    41,097   55,445   66,289   74,599   77,375    81,690
      Six years later    41,088   56,018   68,298   74,391   76,811
    Seven years later    41,072   57,751   68,370   74,578
    Eight years later    42,622   58,323   68,678
     Nine years later    42,759   58,754
      Ten years later    44,734

Cumulative Redundancy
         (Deficiency)    (8,069) (11,096) (10,261)  (8,023)  (4,799)    3,397    7,830   13,160   12,132    5,441
                        -----------------------------------------------------------------------------------------

Cumulative Amount of
   Reserves Paid Through:
       One year later    16,621   21,931   23,852   29,587   29,446    32,708   36,692   34,439   33,066   39,796
      Two years later    26,294   33,879   40,454   46,469   47,392    53,455   57,236   49,867   53,121
    Three years later    31,636   42,838   51,147   57,838   60,737    65,951   66,127   62,138
     Four years later    35,838   48,480   57,239   65,803   67,401    70,176   73,409
     Five years later    38,588   51,216   62,168   68,950   68,634    74,752
      Six years later    39,836   54,644   64,423   68,652   71,697
    Seven years later    40,920   55,794   63,815  71,075
    Eight years later    41,693   55,313   65,940
     Nine years later    41,116   57,174
      Ten years later    41,698


     Prior to 1990, the Company had a history of cumulative deficiencies in reserving for losses and LAE. These deficiencies were primarily caused by the underestimation of reserves for workers' compensation, automobile and other liability claims. In 1991, the Company reviewed and revised its process for estimating reserves for losses and LAE, and in recent years the Company has generally experienced overall redundancies. The redundancies at December 31, 1996 of $13.2 million, $12.1 million and $5.4 million for the December 31, 1993, 1994 and 1995 reserves, respectively, were primarily attributable to favorable development of IBNR and case reserves for personal automobile, commercial automobile, automobile physical damage, and workers' compensation claims.



                                                                  Year Ended December 31,
($ in thousands)                                                1996        1995       1994
                                                              --------   --------   --------
Reserve for unpaid losses and loss adjustment expenses:
Gross liability ...........................................   $141,220   $137,978   $127,954
Reinsurance recoverable ...................................     26,837     28,655     28,230
                                                                ------     ------     ------
Net liability .............................................   $114,383   $109,323   $ 99,724
                                                              ========   ========   ========
One year later:
Gross reestimated liability ...............................              $126,779   $116,672
Reestimated reinsurance recoverable .......................                22,897     22,130
                                                                           ------     ------
Net reestimated liability .................................              $103,882   $ 94,542
                                                                         ========   ========
Two years later:
Gross reestimated liability ...............................                         $105,637
Reestimated reinsurance recoverable .......................                           18,045
                                                                                      ------
Net reestimated liability .................................                         $ 87,592
                                                                                    ========

     The Company believes that its reserves at December 31, 1996 are adequate. Conditions and trends that have historically affected the Company's claims may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on the results set forth above. Future adjustments to loss reserves and LAE that are unanticipated by the Company could have a material adverse impact upon the Company's financial condition and results of operations.

Investments

     An important component of the operating results of the Company has been the return on invested assets. The Company's investment objective is to maximize current yield while maintaining safety of capital together with adequate liquidity for its insurance operations. In an effort to improve the quality and safety of its investments, the Company embarked on a plan in 1995 to significantly reduce its holdings of non-investment grade fixed maturity securities.

     The Company manages all of its investments internally. Investment decisions and guidelines are made and implemented by the Company's investment department under the supervision of an investment committee comprised of members of the board of directors. In addition, the Company maintains a Credit Watch Committee comprised of the Chief Executive Officer, Executive Vice President - Finance & Treasurer, and the Senior Vice President - Investments in order to monitor securities which have experienced late payments, adverse changes in credit rating or financial condition of the borrower or any modifications of terms. At December 31, 1996, the Company had five investments totaling $4.9 million on the Credit Watch Report, of which none were considered non-performing or in default.

     Farm Family Casualty reduced its holdings of NAIC Class 3 through 6 bonds, generally considered non-investment grade, from $10.8 million, or 5.6% of its fixed maturity portfolio, as of December 31, 1995 to $6.9 million, or 3.2% of its fixed maturity portfolio, as of December 31, 1996. Due to uncertainties in the economic environment, however, it is possible that the quality of investments currently held in Farm Family Casualty's investment portfolio may change.

The following table sets forth certain information concerning the Company's investments:


($ in thousands)
                                                               December 31, 1996       December 31, 1995
                                                            Amortized      Market   Amortized       Market
Type of Investment                                             Cost      Value(3)     Cost        Value(3)
                                                               ----      --------     ----        --------
   Available For Sale Portfolio:
    Fixed Maturities(1)
        United States government and
        government agencies and authorities                  $18,401     $18,743     $22,700      $24,243
        States, municipalities and political subdivisions     42,568      43,950      21,871       23,480
        Public utilities                                      26,244      26,233      20,008       21,126
        All other corporate bonds                            109,241     111,643      99,311      104,245
        Mortgage-backed securities                             9,676      10,342       1,082        1,130
        Redeemable preferred stock                             8,096       8,277       6,722        6,965
                                                        --------------------------------------------------
          Total Fixed Maturities                            $214,226    $219,188    $171,694     $181,189

       Equity securities                                       2,546       7,908         334        4,746
                                                        --------------------------------------------------
          Total Available for Sale                          $216,772    $227,096    $172,028     $185,935
                                                        --------------------------------------------------
    Held to Maturity Portfolio:
       Fixed Maturities(2)
                                                        --------------------------------------------------
       States, municipalities and political                   $5,423      $5,482      $5,925       $6,298
              subdivisions
       All other corporate bonds                               4,359       4,491       6,461        6,802
                                                        --------------------------------------------------

          Total Held to Maturity                              $9,782      $9,973     $12,386      $13,100
                                                        --------------------------------------------------

       Mortgage loans                                         $1,745      $1,745      $1,822       $1,822
       Short-term investments                                  5,333       5,333       6,532        6,532
       Other Invested Assets                                     748         748       1,246        1,246
                                                        --------------------------------------------------

          Total Investments                                 $234,380    $244,895    $194,014     $208,635
                                                        ==================================================

(1) Fixed maturities (bonds, redeemable preferred stocks and mortgage-backed securities) and equity securities in the Available for Sale Portfolio are carried at market value in the consolidated financial statements of the Company.
Mortgage loans, cash and short-term investments and other invested assets are carried at cost, which approximates market value.

(2) Fixed maturities in the Held to Maturity Portfolio are carried at amortized cost.

(3) The Company primarily obtains market value information through the pricing service offered by Interactive Data Corporation. Market values are also obtained, to a lesser extent, from various brokers who provide price quotes.


The Company's investments in fixed maturity securities are composed primarily of intermediate-term, investment grade securities. The table below contains additional information concerning the investment ratings of the Company's fixed maturity investments at December 31, 1996.

                                                                     Amortized         Market
    Type/Ratings of Investment(1)                                       Cost            Value      Percentage(4)
                                                                                     ($ in Thousands)
    Available for Sale Portfolio:(2)
       U.S. Government and Agencies                                        $27,125         $28,103          12.8%
       AAA                                                                  20,229          21,034           9.6%
       AA                                                                   30,900          31,145          14.2%
       A                                                                    62,070          64,205          29.3%
       BBB                                                                  66,075          66,876          30.5%
                                                                  ------------------------------------------------
         Total BBB or Better                                               206,399         211,363          96.4%
       BB                                                                    5,877           5,924           2.7%
       B and Below                                                           1,950           1,901           0.9%
                                                                  ------------------------------------------------
         Total Available for Sale                                         $214,226        $219,188         100.0%
                                                                  ------------------------------------------------

    Held to Maturity Portfolio:(3)
       U.S. Government and Agencies                                         $    -          $    -           0.0%
       AAA                                                                   3,115           3,188          32.0%
       AA                                                                    1,270           1,326          13.3%
       A                                                                     4,091           4,207          42.1%
       BBB                                                                       -               -           0.0%
                                                                  ------------------------------------------------
         Total BBB or Better                                                 8,476           8,721          87.4%
       BB                                                                    1,306           1,252          12.6%
       B and Below                                                               -               -           0.0%
                                                                  ------------------------------------------------
         Total Held to Maturity                                             $9,782          $9,973         100.0%
                                                                  ------------------------------------------------


(1) The ratings set forth in this table are based on the ratings, if any, assigned by Standard & Poor's Corporation ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by Moody's Investors Services, Inc., Fitch Investors Service, Inc. or the NAIC were used where available. The percentage of securities that were not assigned a rating by S&P at December 31, 1996 was 4.7%.

(2) Fixed maturities in the Available for Sale Portfolio are carried at market value in the consolidated financial statements of the Company.

(3) Fixed maturities in the Held to Maturity Portfolio are carried at amortized cost.

(4) Represents percent of market value for classification as a percent of total for each portfolio.

The table below sets forth the maturity profile of the Company's fixed maturity investments as of December 31, 1996:


    Maturity                                                   Amortized Cost(1)    Market Value(2)      Percentage
    Available for Sale:                                         ($ in thousands)
       1 year or less                                                         $771               $746             0.3%
       More than 1 year through 3 years                                     15,844             15,988             7.3%
       More than 3 years through 5 years                                    12,217             12,768             5.8%
       More than 5 years through 10 years                                  100,668            102,102            46.6%
       More than 10 years through 15 years                                  44,228             44,786            20.4%
       More than 15 years through 20 years                                  14,032             14,389             6.6%
       More than 20 years                                                   16,790             18,067             8.2%
       Mortgage backed securities                                            9,676             10,342             4.7%
                                                              ---------------------------------------------------------
         Total                                                            $214,226           $219,188           100.0%
                                                              ---------------------------------------------------------

    Held to Maturity:
       1 year or less                                                         $350               $358             3.6%
       More than 1 year through 3 years                                        706                716             7.2%
       More than 3 years through 5 years                                       211                207             2.1%
       More than 5 years through 10 years                                    3,186              3,173            31.8%
       More than 10 years through 15 years                                   5,329              5,519            55.3%
       More than 15 years through 20 years                                       -                  -                -
       More than 20 years                                                        -                  -                -
                                                              ---------------------------------------------------------
         Total                                                              $9,782             $9,973           100.0%
                                                              ---------------------------------------------------------

(1) Fixed maturities in the Available for Sale Portfolio are carried at market value in the consolidated financial statements of the Company. Fixed maturities in the Held to Maturity Portfolio are carried at amortized cost.

(2) The Company obtains market value information primarily through the pricing service offered by Interactive Data Corporation. Market values are also obtained, to a lesser extent, from various brokers who provide price quotes



     The average duration and average maturity of the Company's fixed maturity investments as of December 31, 1996 were approximately 6.2 and 10.1 years, respectively. As a result, the market value of the Company's investments may fluctuate significantly in response to changes in interest rates. In addition, the Company may also be likely to experience investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

     For the year ended December 31, 1996, compared with the prior year, the amortized cost of the Company's cash and invested assets increased 13.4% to $238.5 million, primarily as a result of the proceeds from the Company's initial public offering. As a result of the reduction in holdings of certain non-investment grade securities, the Company anticipates that future investment yields may be lower than they otherwise would be. For the years ended December 31, 1996, 1995 and 1994, the Company's net investment income, average cash and invested assets and return on average cash and invested assets were as follows:

                                   Years Ended December 31,
         ($ in millions)                      1996          1995           1994
                                              ----          ----           ----
Net investment income                        $16.0         $14.3         $ 13.2
Average cash and invested asset             $212.0        $187.8         $173.9
Return on average cash and invested assets    7.5%           7.6%           7.6%

Information Services

     The Company's automated information processing capabilities are supported by centralized computer systems and a network of personal computers linking agents, claims offices and service centers with the Company's home office data center and information services division. This network enables field employees and agents to work directly with clients in response to service questions and policy transactions. A specialized client information system containing policy and claim information for each customer's portfolio is utilized by the Company's agents to monitor policy activity. Also, personalized summaries of material events affecting each agent's policies are updated daily on the network and forwarded to agents. Substantially all of the Company's information services equipment, including the centralized computer systems and computer network, is owned by Farm Family Life. Information systems expenses are shared by the Company and Farm Family Life pursuant to an agreement. (See Related Party Transactions.)

A.M. Best Rating

     A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns an "A-" (Excellent) rating (its fourth highest rating category) to Farm Family Casualty. A.M. Best assigns "A" or "A-" ratings to companies which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best. Companies rated "A" or "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A.M. Best will not reduce the Company's current rating in the future.

Competition

     The property  and  casualty  insurance  market is highly  competitive.  The
Company competes with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Certain of these competitors have substantially greater financial, technical and operating resources than the Company. The Company's ability to compete successfully in its principal markets is dependent upon a number of factors, many of which (including market and competitive conditions) are outside the Company's control. Many of the lines of insurance written by the Company are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or other methods, rather than agents paid on a commission basis, as the Company does. In addition to price, competition in the lines of business written by the Company is based on quality of the products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise.

Seasonality

     Although the insurance business generally is not seasonal, losses and loss adjustment expenses tend to be higher for periods of severe or inclement weather.

Employees

     The Company shares most of its employees with Farm Family Life. As of December 31, 1996, the total number of full time employees of the Company and Farm Family Life was 389 employees in aggregate, of which 286 were employed in the home office. Based on annual time studies, 63% of total employee expenses, including salary expense, is currently allocated to the Company and 37% is allocated to Farm Family Life and United Farm Family. See "Certain Relationships and Related Transactions". None of these employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.


Effect of Regulation

     General

     The Company is regulated by government agencies in the states in which it does business. Such regulation usually includes (i) regulating premium rates and policy forms, (ii) setting minimum capital and surplus requirements, (iii) regulating guaranty fund assessments and residual markets, (iv) licensing companies, adjusters and agents, (v) approving accounting methods and methods of setting statutory loss and expense reserves, (vi) setting requirements for and limiting the types and amounts of investments, (vii) establishing requirements for the filing of annual statements and other financial reports, (viii) conducting periodic statutory examinations of the affairs of insurance companies, (ix) approving proposed changes in control and (x) limiting the amount of dividends that may be paid without prior regulatory approval.
     Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in areas such as products liability, environmental damage and workers' compensation. Certain state insurance departments and legislatures may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Several states place restrictions on the ability of insurers to discontinue or withdraw from some lines of insurance. Such developments may adversely affect the profitability of various lines of insurance.

Risk-Based Capital

     State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential inadequately capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by the Company, the risk-based capital level for the Company exceeds a level that would trigger regulatory attention. At December 31, 1996, the Company's total adjusted capital was $83.2 million, and the threshold requiring the least regulatory attention was $26.7 million.

     NAIC-IRIS Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty insurance industry and specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. The Company did not have any ratios which varied from the "usual value" range in 1996, 1995 or 1994.

Risk Factors

     In addition to the normal risks of business, the Company is subject to significant risk factors, including but not limited to: (i) the inherent uncertainty in the process of establishing property-liability loss reserves, including reserves for the cost of pollution claims, and the fact that ultimate losses could materially exceed established loss reserves and have a material adverse effect on results of operations and financial condition; (ii) the potential material adverse impact on its financial condition, results of operations and cash flow of losses arising out of catastrophes; (iii) the insolvency or inability of any reinsurer to meet its obligations to Farm Family Casualty may have a material adverse effect on the business and results of operations of the Company; (iv) the need for Farm Family Casualty to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength and claims-paying ability ratings; (v) there can be no assurance that Farm Family Casualty will be able to maintain its current A.M. Best rating and that the Company's business and results of operations could be materially adversely affected by a rating downgrade; (vi) the fact that the property and casualty market is highly competitive and certain of its competitors may have substantially greater financial, technical and operating resources than the Company; (vii) the extensive regulation and supervision to which Farm Family Casualty is subject, various regulatory initiatives that may affect the Company, and regulatory and other legal actions involving the Company; (viii) Farm Family Holdings' primary reliance, as a holding company, on dividends and other payments from Farm Family Casualty for funds to meet its obligations, and regulatory restrictions on Farm Family Casualty to pay such dividends; (ix) the inherent uncertainty in the economic environment may cause the quality of the investments currently held in the Company's investment portfolio to change; (x) the impact on the revenues and profitability of the Company from prevailing economic, regulatory, demographic and other conditions in New York, New Jersey and the other states in which the company operates; (xi) the fact that since a substantial portion of the Company's business is concentrated in a relatively small number of states, a significant change in or the termination of the Company's relationship with the Farm Bureaus in certain of these states could have a materially adverse effect on the Company's results of operations and financial condition; and (xii) the Company has entered into an agreement with the shareholders of Farm Family Life pursuant to which the Company has the option, for a two year period beginning July 26, 1996, to acquire Farm Family Life in exchange for common and/or preferred stock of the Company, the exercise price for the shares of Farm Family Life has not been determined, and there is uncertainty whether the option to purchase will be exercised, the Company's common stock may be diluted, depending on the valuation of Farm Family Life and certain Farm Family Life shareholders may become significant shareholders of the Company if the option is exercised. The Company has experienced, and can be expected in the future to experience, storm and weather related losses which may have a material adverse impact on the Company's results of operations, financial condition and cash flow.

"Safe Harbor"  statement under the Private  Securities  Litigation Reform Act of
1995

With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include, but are not limited to, the following: exposure to catastrophic loss,general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio and other risks indicated in this Report on Form 10-K and other risk factors listed from time to time in the Company's Securities and Exchange Commission Filings.


                      Executive Officers of the Registrant
                                                                                     Date First Elected
                                                                                         Officer of
                                                                                        Registrant or
            Name             Age       Position Presently Held with Registrant           Subsidiary
---------------------------------------------------------------------------------------------------------
Philip P. Weber               48  President & Chief Executive Officer                        1987
James J. Bettini              42  Executive Vice President - Operations                      1990
Victoria M. Stanton           37  Executive Vice President,                                  1991
                                  General Counsel and Secretary
Timothy A. Walsh              35  Executive Vice President - Finance and Treasurer           1996
William T. Conine             48  Senior Vice President - Information Services of            1985
                                  Farm Family Casualty Insurance Company
Stuart C. Henderson           41  Senior Vice President - Casualty Operations of             1991
                                  Farm Family Casualty Insurance Company
Raymond A. Osterhout          52  Senior Vice President - Investments of Farm                1987
                                  Family Casualty Insurance Company
Dale E. Wyman                 54  Senior Vice President - Marketing of Farm Family           1989
                                  Casualty Insurance Company



There are no family relationships among any of such officers nor are there any arrangements or understandings between any person pursuant to which he/she was elected as an officer. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of approximately one year until the next Annual Meeting of the Company.

All the Executive Officers of the Registrant have been employed by the Registrant or its Subsidiary in various executive or administrative capacities for at least five years, except for the following:

Mr. Walsh has served as Executive Vice President - Finance & Treasurer of Farm Family Holdings and Executive Vice President - Finance of Farm Family Casualty since December 1996, and as Treasurer of Farm Family Holdings from October 1996 to December 1996. Mr. Walsh was Senior Vice President - Finance of Farm Family Casualty from March 1996 to December 1996, and was previously Director of Corporate Development for Farm Family Casualty from August 1995 to March 1996. Previously, Mr. Walsh was Vice President, Finance & Chief Financial Officer with MPW Industrial Services, Inc., Columbus, OH, from April 1994 to August 1995, Corporate Controller of NSC Corporation, Methuen, MA from July 1992 to April 1994 and Senior Manager at KPMG Peat Marwick from July 1983 to July 1992.

ITEM 2.  PROPERTIES

     The Company currently leases space for its home office in Glenmont, New York from Farm Family Life. The Lease Agreement provides for Farm Family Casualty to pay Farm Family Life an annual rental of approximately $712,000. The lease expires on December 31, 1998. See "Related Party Transactions".

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to litigation in the normal course of business. Based upon information presently available to it, the management believes that resolution of these legal actions will not have a material adverse effect on the Company's consolidated financial condition. However, given the uncertainties attendant to litigation, there can be no assurance that the Company's consolidated results of operations and financial condition will not be materially adversely affected by any threatened or pending litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange. There were approximately 34,000 registered holders of the Company's common stock at February 24, 1997. The Company currently intends to retain any earnings in order to develop its business and support its operations, and, as such, does not anticipate that it will pay any dividends to stockholders in the foreseeable future. The declaration of dividends in the future are at the discretion of the Board of Directors of the Company, are subject to certain regulatory constraints and will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and other factors.

     The high and low New York Stock Exchange closing market price for the Company's Common Stock for each quarter since the Company's initial public offering on July 26, 1996 were as follows:

                           For the Quarter Ended,
                           ----------------------
                   September 30, 1996   December 31, 1996
                   ------------------   -----------------
                      High      Low       High      Low
                     19.125    16.000    20.500    18.125

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial data for the Company and its subsidiaries prior to and after the reorganization pursuant to the Plan that took place during 1996. The consolidated statement of income data set forth below for the years ended December 31, 1996, 1995, 1994 and 1993 and the consolidated balance sheet data as of December 31, 1996, 1995 and 1994 are derived from the consolidated financial statements of the Company which have been audited by Coopers & Lybrand L.L.P, independent auditors. The consolidated statement of income data for the year ended December 31, 1992 and the consolidated balance sheet data as of December 31, 1993 and 1992 are derived from the unaudited consolidated financial statements of the Company. The Company believes that such unaudited financial data fairly reflect the consolidated results of operations and the consolidated financial condition of the Company for such periods. This data should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8 Financial Statements and Supplementary Data included elsewhere herein.


         ($ in millions except per share data)                                    Year Ended December 31,
         Statement of Income Data:                                     1996      1995       1994      1993      1992
                                                                       ----      ----       ----      ----      ----
        Revenues:
           Premiums                                                  $130.8    $116.9     $101.5     $96.7     $90.0
           Net investment income                                       15.9      14.3       13.2      13.8      12.9
           Net realized investment gains (losses), net                 (0.6)      0.9        1.3     (0.2)       1.0
           Other income(1)                                              0.9       0.9        0.7       0.7      0.05
                                                                 ----------------------------------------------------
             Total revenues                                           147.0     133.0      116.7     111.0     104.4
                                                                 ----------------------------------------------------

         Losses and Expenses:
           Losses and loss adjustment expenses                         95.0      83.2       82.7      73.2      72.1
           Underwriting expenses                                       38.2      34.9       28.8      26.8      24.0
           Early retirement program expense                             1.2         -          -         -         -
           Interest and other expense                                   0.5       0.3        0.3       0.3       0.3
                                                                 ----------------------------------------------------
             Total losses and expenses                                134.9     118.4      111.8     100.3      96.4
                                                                 ----------------------------------------------------

        Income before federal income tax and extraordinary item        12.1      14.6        4.9      10.7       8.0
        Federal income tax expense                                      3.7       5.0        1.4       3.1       1.8
                                                                 ----------------------------------------------------
        Income before extraordinary item                                8.4       9.6        3.5       7.6       6.2
        Extraordinary item - Demutualization expense                    1.5         -          -         -         -
                                                                 ----------------------------------------------------
        Net Income                                                     $6.9      $9.6       $3.5      $7.6      $6.2
                                                                 ----------------------------------------------------

         Income before extraordinary item per share                   $2.13     $3.20      $1.18     $2.53     $2.07
                                                                 ----------------------------------------------------
         Net income per share                                         $1.74     $3.20      $1.18     $2.53     $2.07
                                                                 ----------------------------------------------------
         Weighted average shares outstanding(2)                   3,979,115 3,000,000  3,000,000 3,000,000 3,000,000
                                                                 ----------------------------------------------------

         Balance Sheet Data (at December 31):
           Total investments(3)                                      $244.7    $207.9     $170.6    $177.7    $160.8
           Total assets                                               319.4     278.3      243.1     244.1     221.5
           Long term debt                                               1.3       2.7        2.7       2.8       2.8
           Total liabilities                                          208.7     204.1      190.1     183.6     175.0
           Total equity(3)                                            110.7      74.2       53.0      60.5      46.5

         Book value per share                                        $21.08    $24.72     $17.66    $20.17    $15.48
                                                                 ----------------------------------------------------
         GAAP Ratios:
         Loss and loss adjustment expense ratio(4)                    72.6%     71.1%      81.5%     75.7%     80.2%
         Underwriting expense ratio(5)                                29.2%     29.8%      28.4%     27.7%     26.6%
         Combined ratio(6)                                           101.8%    100.9%     109.9%    103.4%    106.8%

         Statutory Data:
         Statutory Combined Ratio(7)                                 101.8%    101.0%     108.9%    104.2%    106.0%
         Statutory Surplus                                            $83.2     $55.9      $42.9     $39.1     $33.5
              Ratio of annual written premiums to  surplus -
                 statutory basis(8)                                   1.61x     2.16x      2.46x     2.52x     2.73x


(1) Primarily represents service fee income on the Company's property and casualty insurance business.

(2) Gives effect to the allocation of 3,000,000 shares to eligible policyholders on July 26, 1996 pursuant to aFarm Family Casualty's conversion from a mutual company to a stockholder owned company.

(3) Due to the adoption by the Company on December 31, 1993 of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," total investments and policyholders' equity were adjusted to reflect changes in market value, which resulted in an increase of $6.8 million, a reduction of $11.1 million and an increase of $11.7 million as of December 31, 1993, 1994 and 1995, respectively.

(4) Calculated by dividing losses and loss adjustment expenses by premiums.

(5) Calculated by dividing underwriting expenses by premiums.

(6) The sum of the Loss and Loss Adjustment Expense Ratio and the Underwriting Expense Ratio.

(7) The sum of the Loss & Loss Adjustment Expense Ratio and the ratio of statutory underwriting expense divided by net written premium (8) Calculated by dividing statutory net written premiums for the period by statutory surplus at the end of the period.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 - 15 of the Annual Report is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, including the accompanying notes to the consolidated financial statements and Report of Independent Accountants on pages 16 - 32 of the Annual Report are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent auditors.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding directors of the Company under "Item 1-Election of Directors" beginning on page 2 of the Proxy Statement is incorporated herein by reference .

Information regarding executive officers of the Company in Item 1 of Part 1 of this Report under the caption "Executive Officers of the Registrant" hereof is incorporated herein by reference.

Information required by Item 405 of Regulation S-K of the Securities and Exchange Act of 1934 located on page 13 of the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the material under the captions "Item 1 Election of Directors - Compensation of Directors" on page 6, "Item 3 - Approval of the Corporation's Omnibus Securities Plan" on pages 6-10, "Executive Compensation" on pages 14-19, and "Common Stock Performance Graph" on page 20 of the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

Information regarding security ownership of certain beneficial owners and management located in the material under the caption "Stock Ownership of Management and Certain Beneficial Owners" on pages 11-13 of the Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions located in the material under the headings "Certain Relationships and Related Transactions" on pages 21-22 of the Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K




                (a) 1
                and 2 An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Report beginning on page S-1 hereof.

                (a) 3    Exhibits:

                         An "Exhibit Index" has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

                (b)      Reports on Form 8-K:

                         On October 29, 1996, a Report on Form 8-K was filed regarding a press release announcing the Company's operating results for the three month period and the nine month period ended September 30, 1996.

                         On November 6, 1996, a Report on Form 8-K was filed regarding a press release announcing the resignation of Charles E. Simon as Executive Vice President and Treasurer.

                         On December 16, 1996, a Report on Form 8-K was filed regarding a press release announcing the implementation of a voluntary early retirement program and other changes in the Company's benefit plans.

                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          Year Ended December 31, 1996

The following consolidated financial statements, notes thereto and related information of Farm Family Holdings, Inc. and Subsidiaries are incorporated herein by reference to the Company's Annual Report.

                                                                      Page in
                                                                   Annual Report

Consolidated Statements of Income                                        16

Consolidated Balance Sheets                                              17

Consolidated Statements of Stockholders' Equity                          18

Statements of Consolidated Cash Flows                                    19

Notes to Consolidated Financial Statements                               20

Report of Independent Accountants                                        32


The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.


                                                                            Page
              Report of Independent Accountants                              S-2

Schedule I    Summary of Investments -
              Other than Investments in Related Parties                      S-3

Schedule II   Condensed Financial Information of the Registrant              S-4

Schedule IV   Reinsurance                                                    S-8

Schedule VI   Supplemental Information Concerning
              Property - Casualty Insurance Operations                       S-9

                        Report of Independent Accountants




To the Shareholders and Board of Directors of Farm Family Holdings, Inc.


Our report on the consolidated financial statements of Farm Family Holdings, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 32 of the 1996 Annual Report to Shareholders of Farm Family Holdings, Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page S-1 of this Form 10-K

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                   Coopers and Lybrand L.L.P.



Albany, New York
February 13, 1997


                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                       SCHEDULE 1 - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1996


($ in thousands)
                                                                           Cost
                                                                        Amortized/                      Balance Sheet
Type of Investment                                                         Cost          Fair Value    Carrying Value
------------------                                                         ----          ----------    --------------
  Available for sale
    Fixed maturities:
         United States Government and government agencies                    $18,401        $18,743           $18,743
         States, municipalities and political subdivisions                    42,568         43,950            43,950
         Public utilities                                                     26,244         26,233            26,233
         Corporate                                                           109,241        111,643           111,643
         Mortgage-backed                                                       9,676         10,342            10,342
         Redeemable preferred stock                                            8,096          8,277             8,277
                                                                       -----------------------------------------------
           Total fixed maturities                                            214,226        219,188           219,188
                                                                       -----------------------------------------------

    Equity securities:
       Common stocks:
         Public utilities                                                      1,219          1,314             1,314
         Banks, trusts and insurance companies                                   244          5,490             5,490
         Industrial and miscellaneous                                          1,083          1,104             1,104
                                                                       -----------------------------------------------
           Total equity securities                                             2,546          7,908             7,908

           Total available for sale                                          224,598        234,922           234,922
                                                                       -----------------------------------------------

  Held to maturity
    States, municipalities and political subdivisions                          5,423          5,482             5,423
    Corporate                                                                  4,359          4,491             4,359
                                                                       -----------------------------------------------
           Total held to maturity                                              9,782          9,973             9,782
                                                                       -----------------------------------------------

    Mortgage loans on real estate                                              1,745          1,745             1,745
    Short-term investments                                                     5,333          5,333             5,333
    Other invested assets                                                        748            748               748
                                                                       -----------------------------------------------

           Total investments                                                $234,380       $244,895          $244,704
                                                                       -----------------------------------------------




                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
                                ($ in Thousands)

                                                              For the Year Ended
                                                               December 31, 1996
                                                               -----------------
       Revenues:
          Investment Income                                               $319

       Expenses:
          General and Administrative Expenses                              580
                                                               -----------------
       Loss Before Federal Income Tax Benefit                             (261)

       Federal Income Tax Benefit                                           87
                                                               -----------------
       Net Loss from operations                                           (174)
                                                               -----------------
       Income From Investment in Subsidiary                              7,098
                                                               -----------------
       Net Income                                                       $6,924
                                                               =================

                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                                ($ in Thousands)


                                                                   As of
Assets:                                                      December 31, 1996
                                                             -----------------
   Fixed Maturities Available for Sale                                 $7,438
   Investment in Subsidiaries                                         100,419
   Short-term Investments                                               3,350
   Cash                                                                     1
   Other Assets                                                           362
                                                             -----------------
     Total Assets                                                    $111,570
                                                             =================

Liabilities:
   Payable to Affiliates                                                 $356
   Other Liabilities                                                      473
                                                             -----------------
     Total Liabilities                                                    829

Commitments and Contingencies
Stockholders' Equity
   Common Stock, $.01 par value, 10,000,000 shares authorized
          and 5,253,813 shares issued and outstanding                      53
   Additional Paid in Capital                                          35,337
   Retained Earnings                                                   75,316
   Unrealized Investment Gains                                             35
                                                             -----------------
     Total Stockholders' Equity                                       110,741
                                                             -----------------
     Total Liabilities and Stockholders' Equity                      $111,570
                                                             =================

                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                                ($ in Thousands)
                                                             For the Year Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                        December 31, 1996
-------------------------------------                        -----------------
   Net Income                                                           $6,924

   Amortization of Bond Discount                                            (4)
   Changes in:
       Equity in Net Income of Subsidiary                               (7,098)
       Accrued Investment Income                                          (152)
       Federal Income Taxes Recoverable                                   (133)
       Other Assets                                                        (47)
       Payable to Affiliates                                               356
       Other Liabilities                                                   (72)
   Total Adjustments                                                    (7,150)
                                                             -----------------
   Net Cash Provided by Operating Activities                              (226)
                                                             -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Investment Purchases:
       Investment in Subsidiary                                        (20,001)
       Fixed Maturities Available for Sale                              (7,380)
       Change in Short-Term Investments                                 (3,350)
                                                             -----------------
   Net Cash Used in Investing Activities                               (30,731)
                                                             -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from IPO & Subscription Offerings                           44,880
   Demutualization Payments to Policyholders and Noteholders           (12,842)
   IPO Expenses Paid                                                    (1,080)
                                                             -----------------
    Net Cash Provided by Financing Activities                           30,958
                                                             -----------------
    Net Change in Cash                                                       1

Cash, beginning of year                                                      -
                                                             -----------------
Cash, end of year                                                           $1
                                                             =================

                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                ($ in Thousands)


Basis of Presentation

The financial statements of the registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Farm Family Holdings, Inc. 1996 Annual Report.

The accompanying condensed financial information includes the accounts of Farm Family Holdings, Inc. Farm Family Holdings, Inc. was incorporated on February 14, 1996.



                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE IV
                                   REINSURANCE
                                ($ in Thousands)

                                                             Earned Premiums
                                                             ---------------
                                                                                                 Percentage
                                                      Ceded to Other  Assumed from                of Amount
                                             Gross       Companies        Other     Net Amount   Assumed to
                                            Amount                      Companies                    Net
                                          --------------------------------------------------------------------
Year Ended December 31, 1996
Property/Casualty Insurance                  $142,794         $18,945        $6,931    $130,780          5.3%

Year Ended December 31, 1995
Property/Casualty Insurance                   131,717          21,333         6,552     116,936          5.6%

Year Ended December 31, 1994
Property/Casualty Insurance                   117,384          23,608         7,690     101,466          7.6%





                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE VI
                SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                ($ in Thousands)


                           Reserve for                                                Adjustment
                              Unpaid                                                    Expense
                              Claims                                                   Incurred   Amortization Paid Claims
                  Deferred   & Claim    Discount                             Net      Related to   of Deferred   and Claim
                Acquisition Adjustment   if any     Unearned     Earned  Investment Current  Prior Acquisition Adjustment    Premium
                   Costs     Expenses   Deducted    Premiums    Premiums   Income    Year     Year    Costs     Expenses     Written
Affiliation with
Registrant
---------------------------
Year Ended
December 31, 1996
Property and

Casualty business   $ 10,682  $141,220               $55,945    $130,780  $15,952 $100,418  $(5,441)  $26,348   $89,917     $133,844

Year Ended
December 31, 1995
Property and
Casualty business     10,527   137,978                52,799     116,936   14,326   88,366   (5,182)   23,162    73,585      120,834

Year Ended
December 31, 1994
Property and
Casualty business      8,671   127,954                48,843     101,466   13,190   86,370   (3,690)   19,469    77,672      105,614






                                                       EXHIBIT INDEX

                                           FARM FAMILY HOLDINGS, INC. FORM 10-K
                                           FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                                                            Sequential
                                                                                                           Page Number
Exhibit Number       Document Description

*2.1                 Plan  of  Reorganization  and  Conversion  dated  February  14,  1996 as  amended  by
                     Amendment No. 1, dated April 23, 1996

*3.1                 Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2                 Bylaws of Farm Family Holdings, Inc.

*10.1                Option Purchase Agreement,  dated February 14, 1996, among Farm Family Holdings, Inc.
                     and The Shareholders of Farm Family Life Insurance Company Listed Therein

 10.2                Amended and Restated  Expense  Sharing  Agreement,  made effective as of February 14,
                     1996, by and among Farm Family Mutual Insurance  Company,  Farm Family Life Insurance
                     Company and Farm Family Holdings, Inc.

*10.3 Indenture of Lease, made the 1st day of January 1988, between Farm Family Life Insurance Company and Farm Family
                     Mutual Insurance Company as amended by the Amendment to Lease, effective January 1, 1994

 10.4                Underlying  Multi-Line  Per Risk  Reinsurance  Contract,  effective  January 1, 1995, issued to Farm  Family  Mutual  Insurance  Company by The  Subscription  Reinsurer(s)
                     Executing the Interests and Liabilities  Agreement(s) Attached Thereto, as amended by
                     Addendum No. 1, effective January 1, 1996  (Incorporated by reference to Registration
                     Statement No. 333-4446),  Addendum No. 2, effective January 1, 1996,  Addendum No. 3, effective July 26, 1996

 10.5                Umbrella Quota Share Reinsurance Contract,  effective January 1, 1995, issued to Farm
                     Family Mutual Insurance Company and United Farm Family Insurance Company,  as amended by  Addendum  No.  1,  effective  January  1,  1995  (Incorporated  by  reference  to
                     Registration  Statement  No.  333-4446),  and Addendum No. 2 effective  July 26, 1996

*10.6                Excess  Catastrophe  Reinsurance  Contract  effective January 1, 1996, issued to Farm
                     Family Mutual Insurance Company

*10.7                Assumption  Agreement,  commencing  January  1,  1995,  between  Farm  Family  Mutual
                     Insurance Company and United Farm Family Insurance Company

*10.8                Service  Agreement,  made  effective  as of July 25, 1988 by and between  Farm Family
                     Mutual Insurance Company and United Farm Family Insurance Company

*10.9                Form of Membership  List  Purchase  Agreement  between Farm Family  Mutual  Insurance
                     Company and each of the Farm Bureaus

*10.10               Farm Family Mutual Insurance Company 8% Subordinated Surplus Certificate,  as amended by Certificate of Amendment No. 1 and Trust Indenture,  dated as of December 29, 1976 relating to the 8% Subordinated Surplus Certificates





                                       E-1
                                                                                                            Sequential
                                                                                                            Page Number
Exhibit Number       Document Description

*10.11               Farm Family Mutual  Insurance  Company 5%  Debenture,  as amended by  Certificate  of
                     Amendment,  effective  January 1, 1969,  Certificate  of Amendment  No. 2,  effective
                     January 1, 1979,  Certificate of Amendment No. 3 and  Supplemental  Trust  Indenture,
                     dated as of August  25,  1955  Amending  Trust  Indenture,  dates as of May 16,  1955
                     Relating to The 5% Debentures,  as amended by  Certificate of Amendment,  dated as of
                     August 25,  1955,  Certificate  of  Amendment  No. 2,  dated as of August  25,  1955,
                     Certificate of Amendment No. 3 dated as of August 25, 1955

*10.12               Farm Family Mutual Insurance Company Officer Severance Pay Plan, adopted effective
                     August 1, 1994

*10.13               Farm Family Mutual Insurance Company  Supplemental  Employee Retirement Plan, adopted as of January 1, 1994

 10.14               Farm Family Holdings,  Inc. Directors' Deferred  Compensation Plan, effective January
                     1, 1997

 10.15               Farm Family Holdings,  Inc. Officers' Deferred  Compensation Plan,  effective January
                     1, 1997

 10.16               Farm Family Holdings, Inc. Annual Incentive Plan effective January 1, 1997

 10.17               Farm Family Supplemental Savings and Profit Sharing Plan effective January 1, 1997

 10.18               Tax  Payment  Allocation  Agreement  effective  January 1, 1996 by and  between  Farm
                     Family Holdings, Inc. and Farm Family Casualty Insurance Company

 11                  Computation of Earnings per Common Share

 13                  Farm Family Holdings, Inc. 1996 Annual Report

 21                  Subsidiaries of the Registrant

*   Incorporated by reference to Registration Statement No. 333-4446



Exhibit 10.2
                              AMENDED AND RESTATED
                            EXPENSE SHARING AGREEMENT

     This Amended and Restated Expense Sharing Agreement, made effective as of February 14, 1996, by and among Farm Family Mutual Insurance Company ("FFMIC"), Farm Family Life Insurance Company ("FFLIC"), and Farm Family Holdings, Inc. ("FFH").

     WHEREAS, FFMIC and FFLIC entered into an Expense Sharing Agreement, effective as of January 1, 1996 (the "Agreement"), providing for the sharing of certain expenses between the parties and defining the methods to be used for allocating such expenses; and

     WHEREAS, FFMIC and FFLIC wish to amend and restate the Agreement, for the purpose of making FFH a party; and WHEREAS, FFH wishes to become a party to the Agreement, as amended and restated, for the purpose of sharing certain expenses with FFMIC and FFLIC using the methodology described therein.

         NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, and intending to be legally bound hereby, FFMIC, FFLIC and FFH agree that the text of the Agreement is hereby amended and restated, effective February 14, 1996, to read in full as follows:

         1. Methods of Allocation. Subject to New York Insurance Law and Regulations, the methods for allocating expenses shared pursuant to this Agreement shall be those used by the parties for internal cost distribution including, where appropriate, time records prepared at least annually for this purpose.
         As used in this Agreement, the following capitalized terms shall have the following meanings:
(a) Weighted Time Method. Weighted Time Method means the method of allocation based on a series of ratios derived from weighted time studies conducted from time to time for the purpose of quantifying the efforts of directors, officers and employees as applied to each party.
         (b) Written Premium Method. Written Premium Method means the method of allocation based on the ratio of (i) the annual amount of direct written premium written by each individual party to this Agreement as reported in the statements filed with the New York Insurance Department to (ii) the annual amount of direct written premium written by all parties to this Agreement in the aggregate as reported in the statements filed with the New York Insurance Department. Such direct written premiums for clauses (i) and (ii) shall be calculated as gross premiums less return premiums.

     (c) Actual Usage. Actual Usage means the estimated actual hours (or fractions thereof) of use benefiting a party.

     2. Direct Expenses. All expenses for goods, services or facilities that are incurred for the sole benefit of any party shall be charged to the party for whose benefit such expenses were incurred at cost.

     3. Shared Expenses. If any party incurs an expense for goods, services, or facilities that benefits the other parties to this Agreement, then that expense shall be shared among the parties on a reasonable and equitable basis. Unless otherwise agreed to by the parties hereto the following basis of allocation shall be used:

     (a) Salaries. Salaries and expenses related to officers and employees, including but not limited to employee benefits and payroll taxes, shall be allocated pro rata among the parties according to the Weighted Time Method.

     (b) Directors' Expenses. Directors' expenses shall be allocated pro rata among the parties according to the Weighted Time Method.

     (c) Office Space. (i) Home office costs will be shared between FFMIC and FFLIC pursuant to a presently existing lease between these companies, dated July 1, 1988, as amended. FFH agrees to reimburse FFMIC for its share of Home Office costs according to the Weighted Time Method. (ii) The costs for all other joint office space shall be allocated among the parties according to the Weighted Time Method.

     (d) Fixed Assets. Where fixed assets, including but not limited to office equipment, furniture, computer equipment and motor vehicles, are held in the name of one party and used jointly by the parties, the annual depreciation or costs of such assets shall be allocated pro rata among the parties according to the Weighted Time Method.

     (e) General Expenses. (i) General expenses, including but not limited to postage, telephone, equipment rental, books and subscriptions, shall be allocated pro rata among the parties according to the Weighted Time Method. (ii) The costs associated with conferences and meetings shall be allocated pro rata among the parties according to the Written Premium Method. (iii) The costs of electronic data processing services shall be allocated pro rata among the parties according to Actual Usage.

     (f) Advertising. Advertising expenses shall be allocated pro rata among the parties according to the Written Premium Method.

     (g) Other Shared Expenses. All other shared expenses, if any, shall be allocated among the parties in accordance with the applicable New York Insurance Law and Regulations, as the same may be amended from time to time.

     4. Modification of Allocations. The methods and bases used to allocate the expenses shared pursuant to this Agreement shall be reviewed, at least annually, and modified and adjusted by the mutual agreement of the parties hereto where necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the parties.

     To the extent that any allocation methodology set forth herein is determined to be contrary to, or in violation of, an existing New York Insurance Law or Regulation, the parties agree that this Agreement shall be automatically conformed to comply with said Law or Regulation.

     5. Payment. The amounts due hereunder shall be determined at the end of each month using the same accounting principles and practices used for filing quarterly and annual statements with the New York Insurance Department. All charges under this Agreement shall be paid within fifteen (15) days following the end of each month.

     6. Termination and Modification. This Agreement or any part thereof shall remain in effect until terminated in whole or in part by mutual consent or by any party upon giving at least 60 days advance written notice.


     This Agreement may be amended only by mutual consent in writing signed by the parties.

     7. Settlement on Termination. No later than thirty (30) days after the effective date of termination of this Agreement, each party shall deliver to the other parties a detailed written statement of all charges incurred and not included in any statement prior to the effective date of termination. The amount owed hereunder shall be due and payable within thirty (30) days of receipt of such statement.

     8. Assignment. This Agreement and any rights pursuant hereto shall not be assignable by any party hereto, except by operation of law. Nothing in this Agreement, expressed or implied, is intended to confer on any person other than the parties hereto, or their respective legal successors, any rights, remedies, obligations or liabilities, or to relieve any person other than the parties hereto, or their respective legal successors, from any obligations or liabilities that would otherwise be applicable.

     9. Governing Law. This Agreement is made pursuant to and shall be governed by, interpreted under, and the rights of the parties determined in accordance with the laws of the State of New York.

     10. Notice. All notices, statements or requests provided for hereunder shall be in writing and shall be deemed to have been duly given when delivered by hand to an officer of the other party, or when deposited with the U.S. Postal Service, as certified or registered mail, postage prepaid, addressed:

                                    (a)     If to FFMIC to:
                                            Farm Family Mutual Insurance Company
                                            PO. Box 656 Albany,  New York 12201

                                            Attn: Corporate Secretary



                                    (b)     If to FFLIC  to:
                                            Farm Family Life Insurance Company
                                            PO. Box 656
                                            Albany, New York   12201

                                            Attn:  Corporate Secretary

                                    (c)     If to FFH to:

                                            Farm Family Holdings, Inc.
                                            P.O. Box 656
                                            Albany, New York   12201

                                            Attn:  Corporate Secretary

     or to such person or place as each party may from time to time designate by written notice sent as aforesaid.

     11. Headings. The headings of the various paragraphs of this Agreement are for convenience only, and shall be accorded no weight in the construction of this Agreement.

     12. Entire Agreement. This Agreement, together with such Amendments as may from time to time be executed in writing by the parties, constitutes the entire Agreement among the parties with respect to the subject matter hereof.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their respective duly authorized officers as of the date and year first above written.

                                      FARM FAMILY MUTUAL INSURANCE COMPANY

                                            BY:  /s/ Charles E. Simon
                                            --------------------------
                                            Charles E. Simon
                                            Senior Vice President
                                             and Chief Financial Officer


                                     FARM FAMILY LIFE INSURANCE COMPANY


                                            BY:  /s/ Philip P. Weber
                                            ------------------------
                                            Philip P. Weber
                                            Executive Vice President and Chief
                                             Executive Officer


                                     FARM FAMILY HOLDINGS, INC.


                                            BY:  /s/ Philip P. Weber
                                            ------------------------
                                            Philip P. Weber
                                            President and Chief Executive
                                             Officer

Exhibit 10.4





                                 Addendum No. 2

                                     to the

                         Underlying Multi-Line Per Risk
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



It Is Hereby Agreed, effective January 1, 1996, that paragraph A of Article X - Reinsurance Premium (BRMA 43K) - shall be deleted and the following substituted therefor:

"A. As premium for the reinsurance provided hereunder, the Company shall pay the Reinsurer 7.0% of its net earned premium (as defined in Article VII)."

The provisions of this Contract shall remain otherwise unchanged.

In Witness Whereof, the Company by its duly authorized representative has executed this Addendum as of the date undermentioned at:

Glenmont,  New York,  this  _______  day of  ___________________________________
199___.

                             _/s/ Philip P. Weber_____________________________
                             Farm Family Mutual Insurance Company

                                 Addendum No. 2

                                     to the

                       Interests and Liabilities Agreement

                                       of

                      United Farm Family Insurance Company
                               Glenmont, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                         Underlying Multi-Line Per Risk
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 2, as duly executed by the Company, as part of the Contract, effective January 1, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Glenmont,  New York,  this  _______  day of  ___________________________________
199___.

                                  /s/ Charles E. Simon________________________
                                       United Farm Family Insurance Company

                                 Addendum No. 3

                                     to the

                         Underlying Multi-Line Per Risk
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



It Is Hereby Agreed, effective July 26, 1996, that all references in this Contract to "Farm Family Mutual Insurance Company" shall be amended to read "Farm Family Casualty Insurance Company."

The provisions of this Contract shall remain otherwise unchanged.

In Witness Whereof, the Company by its duly authorized representative has executed this Addendum as of the date undermentioned at:

Glenmont,  New York,  this  ________  day of  __________________________________
199___.

                             __/s/ Philip P. Weber_____________________________
                             Farm Family Casualty Insurance Company

                                 Addendum No. 3

                                     to the

                       Interests and Liabilities Agreement

                                       of

                      United Farm Family Insurance Company
                               Glenmont, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                         Underlying Multi-Line Per Risk
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 3, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Glenmont, New York, this _______day of___________________________________199___.

                                  ___/s/ Timothy A. Walsh______________________
                                   United Farm Family Insurance Company

                                 Addendum No. 2

                                     to the

                              Umbrella Quota Share
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



It Is Hereby Agreed, effective July 26, 1996, that all references in this Contract to "Farm Family Mutual Insurance Company" shall be amended to read "Farm Family Casualty Insurance Company."

The provisions of this Contract shall remain otherwise unchanged.

In Witness Whereof, the Company by its duly authorized representative has executed this Addendum as of the date undermentioned at:

Glenmont, New York, this ____5____ day of __December____________________________
1996___.

                             /s/ Philip P. Weber________________________________
                             Farm Family Casualty Insurance Company

                                 Addendum No. 2

                                     to the

                       Interests and Liabilities Agreement

                                       of

                          Continental Casualty Company
                                Chicago, Illinois
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                              Umbrella Quota Share
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 2, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Chicago, Illinois, this_______day of____________________________________199___.

                             ---------------------------------------------------
                             Continental Casualty Company

                                 Addendum No. 2

                                     to the

                       Interests and Liabilities Agreement

                                       of

                      United Farm Family Insurance Company
                               Glenmont, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                              Umbrella Quota Share
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 2, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Glenmont,  New York,  this  ____5____ day of  ______December____________________
1996___.

                             /s/ Timothy A. Walsh_______________________________
                             United Farm Family Insurance Company

                                 Addendum No. 2

                                     to the

                       Interests and Liabilities Agreement

                                       of

                        Folksamerica Reinsurance Company
                               New York, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                              Umbrella Quota Share
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 2, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

New York,  New York,  this  _______  day of  ___________________________________
199___.

                             ---------------------------------------------------
                             Folksamerica Reinsurance Company

                                 Addendum No. 2

                                     to the

                       Interests and Liabilities Agreement

                                       of

                           Kemper Reinsurance Company
                              Long Grove, Illinois
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                              Umbrella Quota Share
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 2, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Long Grove, Illinois, this _______ day of________________________________199___.

                             ---------------------------------------------------
                                    Kemper Reinsurance Company

                                 Addendum No. 2

                                     to the

                       Interests and Liabilities Agreement

                                       of

                         Signet Star Reinsurance Company
                              Wilmington, Delaware
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                              Umbrella Quota Share
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 2, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Florham Park,  New Jersey,  this _______ day of  _______________________________
199___.

                             ---------------------------------------------------
                                            Signet Star Reinsurance Company

Exhibit 10.14





                           FARM FAMILY HOLDINGS, INC.

                      DIRECTORS' DEFERRED COMPENSATION PLAN







                           FARM FAMILY HOLDINGS, INC.
                      DIRECTORS' DEFERRED COMPENSATION PLAN
                                TABLE OF CONTENTS


                                                                                                                   Page No.

         ARTICLE 1  DEFINITIONS                                                                              1
                  1.01  Accrued Benefit                                                                      1
                  1.02  Agreement                                                                            1
                  1.03  Annual Deferral Amount                                                               1
                  1.04  Board of Directors                                                                   1
                  1.05  Change in Control                                                                    1
                  1.06  Code                                                                                 2
                  1.07  Company                                                                              2
                  1.08  Compensation                                                                         2
                  1.09  Committee                                                                            2
                  1.10  Deferred Amounts                                                                     2
                  1.11  Designated Beneficiary(ies)                                                          2
                  1.12  Director                                                                             2
                  1.13  Distribution Election                                                                2
                  1.14  Earnings                                                                             3
                  1.15  Effective Date                                                                       3
                  1.16  Election of Deferral                                                                 3
                  1.17  Eligible Participant                                                                 3
                  1.18  ERISA                                                                                3
                  1.19  Notice of Discontinuance                                                             3
                  1.20  Participant                                                                          3
                  1.21  Plan                                                                                 3
                  1.22  Plan Year                                                                            3
                  1.23  Retirement Book Account                                                              3
                  1.24  Secretary                                                                            3
                  1.25  Termination Date                                                                     3
                  1.26  Unforeseeable Emergency                                                              3

         ARTICLE 2  PARTICIPATION and ELIGIBILITY                                                            4
                  2.01  Commencement of Participation                                                        4
                  2.02  Cessation of Participation                                                           4
                  2.03  Eligibility                                                                          4
                  2.04  Cessation of Eligibility                                                             4






         ARTICLE 3 CONTRIBUTIONS      4
                  3.01  Election to Defer Compensation                                                       4
                  3.02  Change of Election to Defer                                                          4
                  3.03  Termination of Election to Defer                                                     5
                  3.04  Deferral Amount                                                                      5

         ARTICLE 4  ACCOUNTS AND ALLOCATIONS                                                                 5
                  4.01  Deferred Amounts                                                                     5
                  4.02  Earnings Credited to Retirement Book Account                                         5
                  4.03  Vested Interest                                                                      5

         ARTICLE 5  DISTRIBUTIONS                                                                            5
                  5.01  Methods and Election of Distribution of Accrued Benefit                              5
                  5.02  Time of Distribution                                                                 6
                  5.03  Distribution Upon Change in Control                                                  6
                  5.04  Distribution in the Event of Unforeseeable Emergency                                 6

         ARTICLE 6  ADMINISTRATION                                                                           6
                  6.01  Appointment of Committee                                                             6
                  6.02  Compensation of Committee                                                            6
                  6.03  Rules of Plan                                                                        6
                  6.04  Agents and Employees                                                                 6
                  6.05  Records                                                                              6
                  6.06  Delegation of Authority                                                              7
                  6.07  Eligibility                                                                          7
                  6.08  Indemnification                                                                      7

         ARTICLE 7  MISCELLANEOUS                                                                            7
                  7.01  No Trust Created                                                                     7
                  7.02  Benefits Payable Only From General Corporate Asset -
                         Unsecured General Creditor Status of Participant                                    7
                  7.03  No Contract of Retention                                                             8
                  7.04  Benefits Not Transferable                                                            8
                  7.05  Determination of Benefits                                                            8
                  7.06  Amendment or Termination                                                             9
                  7.07  Severability of Provisions                                                          10
                  7.08  Headings                                                                            10
                  7.09  Inurement                                                                           10
                  7.10  Notice                                                                              10
                  7.11  Governing Law                                                                       10
                  7.12  Pronouns                                                                            10


                           FARM FAMILY HOLDINGS, INC.
                      DIRECTORS' DEFERRED COMPENSATION PLAN


Farm Family Holdings, Inc. hereby establishes this Directors' Deferred Compensation Plan for the members of its Board of Directors and the members of the Boards of Directors of its affiliates. The Plan is comprised of this plan document and each valid, executed Directors' Deferred Compensation Plan Agreement entered into by and between the Company and a Participant.

The Plan is not intended to be a qualified plan pursuant to the Code; the Plan is intended to be unfunded and maintained to qualify for purposes of Sections 201(2), 301(a)(3), 401(a)(1) and 402(b)(6) of ERISA.

                                    ARTICLE 1
                                   DEFINITIONS

     1.01 Accrued Benefit: The sum of all Deferred Amounts credited to the Participant's Retirement Book Account and due and owing to the Participant or Designated Beneficiary pursuant to the Plan and the applicable Agreement, together with Earnings thereon, less any distributions made hereunder.

     1.02 Agreement: The Directors' Deferred Compensation Plan Agreement entered into by and between the Company and an Eligible Participant. The Agreement includes an Eligible Participant's Election(s) of Deferral, Distribution Election and Notice of Discontinuance.

     1.03 Annual Deferral Amount: The amount selected for deferral by an Eligible Participant pursuant to Article 3.

     1.04 Board of Directors: The Board of Directors of the Company.

     1.05 Change in Control: A change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is subject to the Exchange Act at such time; provided, however, that without limiting the generality of the foregoing, a Change in Control will in any event be deemed to occur if and when:

                  (a) any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Exchange Act, hereinafter in this definition, "Person"), other than the Company or a subsidiary or employee benefit plan of the Company or subsidiary, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than twenty-five percent (25%) of the combined voting power of the Company's then outstanding securities;

                  (b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which holders of common stock of the Company immediately prior to the Business Combination have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the Business Combination as immediately before;

                  (c) stockholders approve either (i) an agreement for the sale or disposition of all or substantially all of the Company's assets to any entity that is not a subsidiary of the Company, or (ii) a plan of complete liquidation; or

                  (d) the persons who were members of the Board of Directors immediately before a tender offer by any Person other than the Company or a subsidiary, or before a merger, consolidation or contested election, or before any combination of such transactions, cease to constitute a majority of the Board of Directors as a result of such transaction or transactions.

     1.06 Code: The Internal Revenue Code of 1986, as amended.

     1.07 Company: Farm Family Holdings, Inc., a Delaware Corporation, and any successor thereto.

     1.08 Compensation: The annual retainer and meeting fees, as applicable, payable to an Eligible Participant by the Company or an affiliate thereof on account of the Eligible Participant's services therefor as a Director.

     1.09 Committee: The committee comprised of three (3) or more Directors selected by the Board of Directors to --------- administer the Plan.

     1.10 Deferred Amounts: Amounts of Compensation deferred under the Plan and credited to a Retirement Book Account.

     1.11 Designated Beneficiary(ies): A person or persons designated by the Participant to receive the Participant's Accrued Benefit in this Plan upon the death of the Participant. If no such designation has been received by the Committee prior to the Participant's death, the Participant's then living spouse shall be treated as the Designated Beneficiary. If the Participant is not survived by a spouse, the then living children of the Participant, if any, shall be treated as the Designated Beneficiary. If the Participant is not survived by any children, the estate of the Participant shall be treated as the Designated Beneficiary.

     1.12 Director: A member of the Board of Directors of the Company and/or the Board of Directors of one or more affiliates of the Company.

     1.13 Distribution Election: A written election filed by the Participant as part of the Agreement with the Committee specifying the method of distribution of the Participant's Accrued Benefit.

     1.14 Earnings: Interest credited to the Participant's Retirement Book Account for each month, at the rate equal to the "Prime Rate" as published in the "Money Rates" section of the Wall Street Journal, on the first business day of the calendar quarter containing such month.

     1.15 Effective Date: January 1, 1997.

     1.16 Election of Deferral: A written notice filed by an Eligible Participant with the Committee pursuant to which the Participant elects to defer receipt of Compensation under the Plan. The Election of Deferral is part of the Agreement.

     1.17 Eligible Participant: An individual who is a Director.

     1.18 ERISA: The Employee Retirement Income Security Act of 1974, as amended.

     1.19 Notice of Discontinuance: A written notice filed by the Eligible Participant with the Committee requesting the withdrawal and cancellation, on a prospective basis, of the Eligible Participant's most recent Election of Deferral. The Notice is part of the Agreement.

     1.20 Participant: An Eligible Participant and/or an individual with an Accrued Benefit credited to a Retirement Book Account.

     1.21  Plan:  This  Plan  document,   together  with  each  executed,  valid
Agreement.

     1.22 Plan Year: The calendar year. The first Plan Year begins January 1, 1997.

     1.23 Retirement Book Account: An account maintained for a Participant on the Company's accounting system reflecting such Participant's Deferred Amounts and Earnings thereon; provided, however, that the existence of such book entries and a Retirement Book Account shall not create and shall not be deemed to create a trust of any kind, or a fiduciary relationship between the Company and (a) the Participant, (b) a Designated Beneficiary, or (c) other beneficiaries, under the Agreement.

     1.24 Secretary: The Corporate Secretary of the Company.

     1.25 Termination Date: The effective date of a Participant's permanent resignation or removal as a Director.

     1.26 Unforeseeable Emergency: An unanticipated emergency resulting from a sudden and unexpected illness or accident of the Participant or the
Participant's  dependents  or  the  Designated  Beneficiary  or  the  Designated
Beneficiary's dependents, loss of the Participant's or the Designated Beneficiary's property due to casualty, or other similar extraordinary and unforeseeable circumstance(s) arising as a result of events beyond the control of the Participant or the Designated Beneficiary that would result in severe financial hardship to the Participant or Designated Beneficiary if early distribution of the Participant's Accrued Benefit were not permitted.

                                    ARTICLE 2
                          PARTICIPATION and ELIGIBILITY

     2.01 Commencement of Participation: An Eligible Participant shall become a Participant when such Eligible Participant has fully and accurately completed and executed an Agreement. Each Eligible Participant who is not already a Participant in the Plan will be provided a copy of the Plan and an Agreement.

     2.02 Cessation of Participation: An Eligible Participant or other individual will cease to be a Participant in this Plan on the day when all amounts to the credit of the Eligible Participant's or other individual's entire Retirement Book Account have been distributed to such Eligible Participant or to such Eligible Participant's Designated Beneficiary.

     2.03 Eligibility: Each Eligible Participant shall be permitted to make an Election of Deferral for each respective Plan Year for which such Eligible Participant is an Eligible Participant.

     2.04 Cessation of Eligibility: An individual shall cease to be eligible to make an Election of Deferral upon ceasing to be an Eligible Participant.

                                    ARTICLE 3
                                  CONTRIBUTIONS

     3.01 Election to Defer Compensation: An Eligible Participant may elect an Annual Deferral Amount hereunder by filing an Election of Deferral with the Secretary. An Election of Deferral must be filed with the Secretary any time prior to the end of the month preceding the beginning of the Plan Year to which it will first pertain. The Election of Deferral shall be effective on the first day of the Plan Year following the filing thereof, and may relate solely to Compensation for services not yet performed as of the date of the election. However, in the first Plan Year in which an individual is determined to be an Eligible Participant, such Eligible Participant may make an Election of Deferral with respect to Compensation for services as a Director to be performed subsequent to the election, within thirty (30) days after the date such individual is determined to be an Eligible Participant.

     3.02 Change of Election to Defer: The Eligible Participant's initial Election of Deferral shall continue in effect pursuant to the terms of the Election of Deferral, unless and until the Eligible Participant files with the Secretary a subsequent Election of Deferral specifying that the Eligible Participant no longer wishes to have Compensation deferred. Each Election of Deferral filed subsequent to the initial Election of a Deferral shall similarly continue in effect until the Eligible Participant files a new Election of Deferral. Any new Election of Deferral, to be effective, must be filed at any time prior to the end of the month preceding the beginning of the Plan Year to which it will pertain. Such new Election of Deferral shall be effective on the first day of the Plan Year following the filing thereof, and may relate only to Compensation for services not yet performed as of the date of the election.

     3.03 Termination of Election to Defer: The Eligible Participant's most recent Election of Deferral shall continue in effect, pursuant to the terms of such Election of Deferral, until the Eligible Participant files with the Secretary a Notice of Discontinuance or until the individual ceases to be an Eligible Participant. A Notice of Discontinuance shall be effective if filed at any time prior to the end of the month preceding the beginning of the Plan Year to which it will pertain. Such Notice of Discontinuance shall be effective on the first day of the Plan Year following the filing thereof, and may relate only to Compensation for services not yet performed as of the effective date of the Notice of Discontinuance. Within the sole discretion of the Committee, an Eligible Participant's Election of Deferral may be discontinued for the remainder of a Plan Year if, during a Plan Year, the Participant receives a Plan distribution in the event of an Unforeseeable Emergency.

     3.04 Deferral Amount: Commencing on the Effective Date, and continuing through the Eligible Participant's Termination Date or the date as of which the individual ceases to be an Eligible Participant, whichever occurs first, the Eligible Participant may elect to defer Compensation under the Plan.

                                    ARTICLE 4
                            ACCOUNTS AND ALLOCATIONS

     4.01 Deferred Amounts: Each Eligible Participant's Deferred Amounts shall be credited to a Retirement Book Account established for such Eligible Participant as soon as administratively practicable after such Deferred Amounts are earned.

     4.02 Earnings  Credited to  Retirement  Book  Account:  Each  Participant's
Retirement Book Account will be credited with Earnings as soon as administratively practicable after the last day of each calendar quarter. Earnings shall be based on each respective Participant's Retirement Book Account balance at the beginning of each month, less any distributions from such Retirement Book Account made during such month.

     4.03 Vested Interest: Each Participant shall always be fully vested in such Participant's entire Accrued Benefit.

                                    ARTICLE 5
                                  DISTRIBUTIONS

     5.01 Methods and Election of Distribution of Accrued Benefit: A Participant may elect to receive the Accrued Benefit thereof in a single lump sum or in five
(5), ten (10) or fifteen (15) equal annual installments. Distributions will be made to the Participant or, if the Participant is deceased, to the Participant's Designated Beneficiary. The method of distribution must be elected when the Participant's initial Election of Deferral is executed thereby. The Distribution Election must be made on a Distribution Election Form. The Distribution Election is irrevocable by the Participant; provided, however, that the Distribution Election may be changed by the Committee in its sole discretion to another acceptable method under the Plan. If no method is selected by the Participant, the distribution of the Participant's Accrued Benefit shall be made in a single sum.

     5.02 Time of Distribution: Except as provided in Sections 5.03 and 5.04, upon a Participant's Termination Date, the Company shall commence payment of the Participant's entire Accrued Benefit as soon as administratively practicable following the end of the month coincident with or in which the Participant's Termination Date occurs, in accordance with the distribution method elected by the Participant.

     5.03 Distribution Upon Change in Control: If a Change in Control occurs, each Participant, or if a Participant is deceased, such Participant's Designated Beneficiary, shall receive the Participant's entire Accrued Benefit in a single sum as soon as administratively practicable following the date of the Change in Control.

     5.04 Distribution in the Event of Unforeseeable Emergency: An early distribution may be approved by the Committee in the event of an Unforeseeable Emergency; provided, however, that such a distribution shall be permitted solely to the extent reasonably necessary to meet the Participant's or the Designated Beneficiary's financial needs with respect to the Unforeseeable Emergency.

                                    ARTICLE 6
                                 ADMINISTRATION

     6.01 Appointment of Committee: The general administration of the Plan and the responsibility for carrying out its provisions shall be placed with the Committee which shall be appointed from time to time by the Board of Directors.

     6.02 Compensation of Committee: The members of the Committee shall not receive compensation for their services as such, other than regular meeting fees, and, except as required by law, no bond or other security need be required of them in such capacity in any jurisdiction.

     6.03 Rules of Plan: Subject to the limitations of the Plan, the Committee may, from time to time, establish policies for the administration of the Plan and the transaction of its business. The Committee may correct errors, however arising, and, as far as possible, adjust any benefit payments accordingly. The determination of the Committee as to the interpretation of the provisions of the Plan or any disputed question with respect to the Plan shall be conclusive upon all interested parties.

     6.04 Agents and Employees: The Committee may authorize one or more agents to execute or deliver any instrument. The Committee may appoint or employ such agents, counsel, auditors, physicians, clerical help and actuaries as in the Committee's judgment shall be reasonable or necessary for the proper administration of the Plan.

     6.05 Records: The Committee shall maintain accounts showing the transactions of the Plan. The Committee shall prepare and submit annually to the Board of Directors a report setting forth the amounts credited to the Retirement Book Accounts and the related corporate liability equal to the total Accrued Benefit of all Participants. The report to the Board of Directors shall also include a brief account of the operation of the Plan for the Plan Year.

     6.06 Delegation of Authority: With the consent of the Board of Directors, the Committee may, by resolution, delegate to any person or persons any or all of its rights and duties hereunder. Any such delegation shall be valid and binding on all persons, and the person or persons to whom any such authority has been delegated shall, upon written acceptance of such authority, have full power to act in all matters so delegated until the authority expires by its terms or is revoked by the Committee.

     6.07 Eligibility: The members of the Committee shall not be precluded from becoming Participants or Eligible Participants in the Plan; provided, however, that no member of the Committee who is a Participant or an Eligible Participant shall have any authority with respect to his own participation in the Plan.

     6.08 Indemnification: The Company shall indemnify each member of the Committee for all expenses and liabilities (including reasonable attorneys' fees) arising out of the administration of the Plan, other than any expenses or liabilities resulting from the Committee's own gross negligence or willful misconduct. The foregoing right of indemnification shall be in addition to any other rights to which the members of the Committee shall be entitled as a matter of law.

                                    ARTICLE 7
                                  MISCELLANEOUS

     7.01 No Trust Created: Nothing contained in the Plan, and no action taken pursuant to the Plan by the Company or any Participant shall create, or be construed to create, a trust of any kind, or a fiduciary relationship between the Company and the Participant, the spouse of any Participant, a Designated Beneficiary or any other person. Any trust created by the Company and any assets held by any such trust to assist the Company in meeting its obligations under the Plan shall conform to the terms of the model trust described in Internal Revenue Procedure 92-64 and as subsequently modified.

     7.02 Benefits Payable Only From General Corporate Assets - Unsecured General Creditor Status of Participant: Payments to any Participant, to any Participant's spouse or to any Designated Beneficiary shall be made from assets which shall continue, for all purposes, to be a part of the general, unrestricted assets of the Company. Title to and beneficial ownership of any assets, whether cash or investments which the Company may earmark to pay Accrued Benefits hereunder, shall at all times remain in the Company and no Participant or Designated Beneficiary shall have any property interest whatsoever in any specific asset of the Company. No person shall have any interest in any such assets by virtue of the provisions of this Plan. The Company's obligation hereunder shall be unfunded, for tax purposes and for purposes of Title I of ERISA, and an unsecured promise to pay money in the future. To the extent that any person acquires a right to receive payments from the Company under the Plan, such right shall be no greater than the right of any unsecured general creditor of the Company, and no such person shall have nor acquire any legal or equitable right, interest or claim in or to any property or asset of the Company.

In the event that, in its discretion, the Company purchases an insurance policy or policies insuring the life of a Participant or any other property to allow the Company to recover the cost of providing benefits, in whole or in part, hereunder, neither the Participant, the Participant's Designated Beneficiary nor any other person shall have any rights whatsoever to the proceeds therefrom. The Company shall be the sole owner and beneficiary of any such insurance policy and shall possess and may exercise all incidents of ownership therein. No such policy, policies or other property shall be held in any trust for the Participant or any other person nor as collateral security for any obligation of the Company hereunder.

There is no obligation on the part of the Company to fund for any liability which accrues as a result of the Plan.

     7.03 No Contract of Retention: Nothing contained herein shall be construed to be a contract of retention as a Director for any term of years, nor as conferring upon any Participant the right to continue to be retained as a Director in the Participant's present capacity, or in any capacity. It is expressly understood that the Plan relates merely to the promise of payment of deferred compensation for the Participant's services as a Director, payable after the Participant's Termination Date.

     7.04 Benefits Not Transferable: Neither the Participant, a Designated Beneficiary nor any other beneficiary under the Plan shall have any power or right to transfer, assign, anticipate, hypothecate or otherwise encumber any part or all of the amounts payable hereunder. A Participant's or Designated Beneficiary's rights to benefit payments under the Plan are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment by creditors of the Participant or of the Designated Beneficiary, and no such amounts shall be subject to seizure by any creditor of any Participant or Designated Beneficiary, by a proceeding at law or in equity, nor shall such amounts be transferable by operation of law in the event of bankruptcy, insolvency or death of the Participant or Designated Beneficiary, or any other beneficiary hereunder. Any such attempted assignment or transfer shall be void.

     7.05 Determination of Benefits: A Participant who believes that such Participant is being denied a benefit to which the Participant is entitled under the Plan (hereinafter referred to as a "Claimant") may file a written request for such benefit with the Committee, setting forth the Participant's claim. The request must be addressed to the Secretary at the principal place of business of the Company.

Upon receipt of a claim, the Secretary shall advise the Claimant that a reply will be forthcoming within ninety (90) days and shall, in fact, deliver such reply within such period. The Committee may, however, extend the reply period for an additional ninety (90) days for reasonable cause.

If the claim is denied in whole or in part, the Committee shall render a written opinion, using language calculated to be understood by the Claimant, setting forth:

         (a)      The specific reason or reasons for such denial;

         (b) The specific reference to pertinent provisions of the Plan upon which such denial is based;

         (c) A description of any additional material or information necessary for the Claimant to perfect his claim and an explanation why such material or such information is necessary; and

         (d) Appropriate information as to the steps to be taken if the Claimant wishes to submit the claim for review and the time period within which such review must be requested.

Within sixty (60) days after the receipt by the Claimant of the written opinion described above, the Claimant may request in writing that the Board of Directors review the determination of the Committee. Such request must be addressed to the Board of Directors at the principal place of business of the Company. The Claimant or the Claimant's duly authorized representative may, but need not, review the pertinent documents and submit issues and comments in writing for consideration by the Board of Directors. If the Claimant does not request a review of the Committee's determination by the Board of Directors within such sixty (60) day period, the Claimant shall be barred and estopped from challenging the Committee's determination.

Within sixty (60) days after the Board of Directors' receipt of a request for review from a Claimant, the Board of Directors shall review the Committee's determination. If the Claimant is a member of the Board of Directors, the Claimant shall be precluded from participating in the Board of Directors' review of the Claimant's claim. After considering all material presented by the Claimant, the Board of Directors shall render a written opinion, written in a manner calculated to be understood by the Claimant, setting forth the specific reasons for the decision and containing specific references to the pertinent provisions of the Plan upon which the decision is based. If special circumstances require that the sixty (60) day time period be extended, the Board of Directors shall so notify the Claimant and will render the decision as soon as possible, but not later than one hundred twenty (120) days after receipt of the request for review from the Claimant.

     7.06 Amendment or Termination: The Board of Directors, without the consent of any Participant or Designated Beneficiary, may amend or terminate the Plan at any time; provided, however, that no amendment shall be made or act of termination taken which divests any Participant or Designated Beneficiary of the unsecured right to receive payments under the Plan with respect to amounts theretofore credited to the applicable Participant's Retirement Book Account.

     7.07 Severability of Provisions: If any provision of the Plan is held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision of the Plan, and the Plan shall be construed and enforced as if such invalid or unenforceable provision had not been included in the Plan.

     7.08 Headings: Headings used throughout the Plan are for convenience only and shall not be given legal significance.

     7.09 Inurement: The Plan shall be binding upon and shall inure to the benefit of, the Company and its successors and assigns, and the Participants and their Designated Beneficiaries and the successors, heirs, executors, administrators and beneficiaries thereof.

     7.10 Notice: Any notice, consent or demand required or permitted to be given under the Plan shall be in writing and shall be signed by the party giving or making the same. If such notice, consent or demand is mailed to a party hereto, it shall be sent by United States certified mail, postage prepaid, and addressed to such party's last known address as shown on the records of the Company. The date of such mailing shall be deemed the date of notice, consent or demand. Any party hereto may change the address to which notice is to be sent by giving notice of the change of address in the manner aforesaid.

     7.11 Governing Law: The Plan and the rights of the parties hereunder shall be governed by and be construed in accordance with the laws of the State of New York.

     7.12 Pronouns: Any masculine term used in the Plan shall include the feminine and any singular term shall include the plural, unless the text indicates otherwise.

     IN WITNESS WHEREOF, the Company has hereby executed this Plan, as of the date written below.


                           FARM FAMILY HOLDINGS, INC.


                           By:                      /s/Philip P. Weber
                           ---                      ------------------
                           Title:            President & Chief Executive Officer

                           Date:             November 1, 1996

Exhibit 10.15


















                           FARM FAMILY HOLDINGS, INC.

                      OFFICERS' DEFERRED COMPENSATION PLAN











                           FARM FAMILY HOLDINGS, INC.
                      OFFICERS' DEFERRED COMPENSATION PLAN
                                TABLE OF CONTENTS



                                                                                                                   Page No.


         ARTICLE 1 DEFINITIONS                                                                               1
                  1.01  Accrued Benefit                                                                      1
                  1.02  Agreement                                                                            1
                  1.03  Annual Deferral Amount                                                               1
                  1.04  Board of Directors                                                                   1
                  1.05  Change in Control                                                                    1
                  1.06  Code                                                                                 2
                  1.07  Company                                                                              2
                  1.08  Compensation                                                                         2
                  1.09  Committee                                                                            2
                  1.10  Deferred Amounts                                                                     2
                  1.11  Designated Beneficiary(ies)                                                          2
                  1.12  Distribution Election                                                                2
                  1.13  Earnings                                                                             2
                  1.14  Effective Date                                                                       3
                  1.15  Election of Deferral                                                                 3
                  1.16  Eligible Participant                                                                 3
                  1.17  Employee                                                                             3
                  1.18  ERISA                                                                                3
                  1.19  Notice of Discontinuance                                                             3
                  1.20  Participant                                                                          3
                  1.21  Plan                                                                                 3
                  1.22  Plan Year                                                                            3
                  1.23  Retirement Book Account                                                              3
                  1.24  Secretary                                                                            3
                  1.25  Termination Date                                                                     3
                  1.26  Unforeseeable Emergency                                                              3

         ARTICLE 2 PARTICIPATION and ELIGIBILITY                                                             4
                  2.01  Commencement of Participation                                                        4
                  2.02  Cessation of Participation                                                           4
                  2.03  Eligibility                                                                          4
                  2.04  Cessation of Eligibility                                                             4






ARTICLE 3 CONTRIBUTIONS             4
                  3.01  Election to Defer Compensation                                                       4
                  3.02  Change of Election to Defer                                                          4
                  3.03  Termination of Election to Defer                                                     5
                  3.04  Deferral Amount                                                                      5

         ARTICLE 4 ACCOUNTS AND ALLOCATIONS                                                                  5
                  4.01  Deferred Amounts                                                                     5
                  4.02  Earnings Credited to Retirement Book Account                                         5
                  4.03  Vested Interest                                                                      5

         ARTICLE 5 DISTRIBUTIONS                                                                             5
                  5.01  Methods and Election of Distribution of Accrued Benefit                              5
                  5.02  Time of Distribution                                                                 6
                  5.03  Distribution Upon Change in Control                                                  6
                  5.04  Distribution in the Event of Unforeseeable Emergency                                 6

         ARTICLE 6 ADMINISTRATION                                                                            6
                  6.01  Appointment of Committee                                                             6
                  6.02  Compensation of Committee                                                            6
                  6.03  Rules of Plan                                                                        6
                  6.04  Agents and Employees                                                                 6
                  6.05  Records                                                                              6
                  6.06  Delegation of Authority                                                              7
                  6.07  Eligibility                                                                          7
                  6.08  Indemnification                                                                      7

         ARTICLE 7 MISCELLANEOUS                                                                             7
                  7.01  No Trust Created                                                                     7
                  7.02  Benefits Payable Only From General Corporate Assets - Unsecured
                         General Creditor Status of Participant                                              7
                  7.03  No Contract of Retention                                                             9
                  7.04  Benefits Not Transferable                                                            9
                  7.05  Determination of Benefits                                                            9
                  7.06  Amendment or Termination                                                            10
                  7.07  Severability of Provisions                                                          10
                  7.08  Headings                                                                            10
                  7.09  Inurement                                                                           10
                  7.10  Notice                                                                              10
                  7.11  Governing Law                                                                       11
                  7.12  Pronouns                                                                            11


                           FARM FAMILY HOLDINGS, INC.
                      OFFICERS' DEFERRED COMPENSATION PLAN

Farm Family Holdings, Inc. hereby establishes this Officers' Deferred Compensation Plan (the "Plan") for certain key employees of the Company and its affiliates who are selected for participation in the Plan. The Plan is comprised of this Plan document and each valid, executed Officers' Deferred Compensation Plan Agreement entered into by and between the Company and a Participant.

The Plan is not intended to be a qualified plan pursuant to the Code; the Plan is intended to be unfunded and maintained to qualify for purposes of Sections 201(2), 301(a)(3), 401(a)(1) and 402(b)(6) of ERISA.

                                    ARTICLE 1
                                   DEFINITIONS

     1.01 Accrued Benefit: The sum of all Deferred Amounts credited to the Participant's Retirement Book Account and due and owing to the Participant or Designated Beneficiary pursuant to the Plan and the applicable Agreement, together with Earnings thereon, less any distributions made hereunder.

     1.02 Agreement: The Officers' Deferred Compensation Plan Agreement entered into by and between the Company and an Eligible Participant. The Agreement includes an Eligible Participant's Election(s) of Deferral, Distribution Election and Notice of Discontinuance.

     1.03 Annual Deferral Amount: The amount selected for deferral by an Eligible Participant pursuant to Article 3.

     1.04 Board of Directors: The Board of Directors of the Company.

     1.05 Change in Control: A change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is subject to the Exchange Act at such time; provided, however, that without limiting the generality of the foregoing, a Change in Control will in any event be deemed to occur if and when:

                  (a) any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Exchange Act, hereinafter in this definition, "Person"), other than the Company or a subsidiary or employee benefit plan of the Company or subsidiary, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than twenty-five percent (25%) of the combined voting power of the Company's then outstanding securities;

                  (b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which holders of common stock of the Company immediately prior to the Business Combination have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the Business Combination as immediately before;

                  (c) stockholders approve either (i) an agreement for the sale or disposition of all or substantially all of the Company's assets to any entity that is not a subsidiary of the Company, or (ii) a plan of complete liquidation; or

                  (d) the persons who were members of the Board of Directors immediately before a tender offer by any Person other than the Company or a subsidiary, or before a merger, consolidation or contested election, or before any combination of such transactions, cease to constitute a majority of the Board of Directors as a result of such transaction or transactions.

     1.06 Code: The Internal Revenue Code of 1986, as amended.

     1.07 Company: Farm Family Holdings, Inc., a Delaware corporation, and any successor thereto.

     1.08 Compensation: The base salary and/or bonus, as applicable, payable to an Eligible Participant by the Company or an affiliate thereof on account of the Eligible Participant's services therefor as an Employee.

     1.09 Committee: The committee comprised of three (3) or more Directors selected by the Board of Directors to administer the Plan.

     1.10 Deferred Amounts: Amounts of Compensation deferred under the Plan and credited to a Retirement Book Account.

     1.11 Designated Beneficiary(ies): A person or persons designated by the Participant to receive the Participant's Accrued Benefit in this Plan upon the death of the Participant. If no such designation has been received by the Committee prior to the Participant's death, the Participant's then living spouse shall be treated as the Designated Beneficiary. If the Participant is not survived by a spouse, the then living children of the Participant, if any, shall be treated as the Designated Beneficiary. If the Participant is not survived by any children, the estate of the Participant shall be treated as the Designated Beneficiary.

     1.12 Distribution Election: A written election filed by the Participant as part of the Agreement with the Committee specifying the method of distribution of the Participant's Accrued Benefit.

     1.13 Earnings: Interest credited to the Participant's Retirement Book Account for each month, at the rate equal to the "Prime Rate" as published in the "Money Rates" section of the Wall Street Journal, on the first business day of the calendar quarter containing such month.

     1.14 Effective Date: January 1, 1997.

     1.15 Election of Deferral: A written notice filed by an Eligible Participant with the Committee pursuant to which the Participant elects to defer receipt of Compensation under the Plan. The Election of Deferral is part of the Agreement.

     1.16 Eligible Participant: An Employee who is selected by the Board of Directors as eligible to participate in the Plan.

     1.17 Employee: An individual who is employed by the Company or an affiliate thereof.

     1.18 ERISA: The Employee Retirement Income Security Act of 1974, as amended.

     1.19 Notice of Discontinuance: A written notice filed by the Eligible Participant with the Committee requesting the withdrawal and cancellation, on a prospective basis, of the Eligible Participant's most recent Election of Deferral. The Notice is part of the Agreement.

     1.20 Participant: An Eligible Participant and/or an individual with an Accrued Benefit credited to a Retirement Book Account.

     1.21  Plan:  This  Plan  document,   together  with  each  executed,  valid
Agreement.

     1.22 Plan Year: The calendar year. The first Plan Year begins January 1, 1997.

     1.23 Retirement Book Account: An account maintained for a Participant on the Company's accounting system reflecting such Participant's Deferred Amounts and Earnings thereon; provided, however, that the existence of such book entries and a Retirement Book Account shall not create and shall not be deemed to create a trust of any kind, or a fiduciary relationship between the Company and (a) the Participant, (b) a Designated Beneficiary or (c) other beneficiaries, under the Agreement.

     1.24 Secretary: The Corporate Secretary of the Company.

     1.25 Termination Date: The effective date of a Participant's retirement or other termination of service with the Company or an affiliate thereof, as applicable.

     1.26 Unforeseeable Emergency: An unanticipated emergency resulting from a sudden and unexpected illness or accident of the Participant or the
Participant's  dependents  or  the  Designated  Beneficiary  or  the  Designated
Beneficiary's dependents, loss of the Participant's or the Designated Beneficiary's property due to casualty, or other similar extraordinary and unforeseeable circumstance(s) arising as a result of events beyond the control of the Participant or the Designated Beneficiary that would result in severe financial hardship to the Participant or Designated Beneficiary if early distribution of the Participant's Accrued Benefit were not permitted.

                                    ARTICLE 2
                          PARTICIPATION and ELIGIBILITY

     2.01 Commencement of Participation: An Eligible Participant shall become a Participant when such Eligible Participant has fully and accurately completed and executed an Agreement. Each Eligible Participant who is not already a Participant in the Plan will be provided a copy of the Plan and an Agreement.

     2.02 Cessation of Participation: An Eligible Participant or other individual will cease to be a Participant in this Plan on the day when all amounts to the credit of the Eligible Participant's or other individual's entire Retirement Book Account have been distributed to such Eligible Participant or to such Eligible Participant's Designated Beneficiary.

     2.03 Eligibility: Each Eligible Participant shall be permitted to make an Election of Deferral for each respective Plan Year for which such Eligible Participant is an Eligible Participant.

     2.04 Cessation of Eligibility: An individual shall cease to be eligible to make an Election of Deferral upon ceasing to be an Eligible Participant.

                                    ARTICLE 3
                                  CONTRIBUTIONS

         3.01 Election to Defer Compensation: An Eligible Participant may elect an Annual Deferral Amount hereunder by filing an Election of Deferral with the Secretary. An Election of Deferral must be filed with the Secretary any time prior to the end of the month preceding the beginning of the Plan Year to which it will first pertain. The Election of Deferral shall be effective on the first day of the Plan Year following the filing thereof, and may relate solely to Compensation for services not yet performed as of the date of the election. However, in the first Plan Year in which an individual is determined to be an Eligible Participant, such Eligible Participant may make an Election of Deferral with respect to Compensation for services as an Employee to be performed subsequent to the election, within thirty (30) days after the date such individual is determined to be an Eligible Participant.

         3.02 Change of Election to Defer: The Eligible Participant's initial Election of Deferral shall continue in effect pursuant to the terms of the Election of Deferral, unless and until the Eligible Participant files with the Secretary a subsequent Election of Deferral specifying that the Eligible Participant no longer wishes to have Compensation deferred. Each Election of Deferral filed subsequent to the initial Election of a Deferral shall similarly continue in effect until the Eligible Participant files a new Election of Deferral. Any new Election of Deferral, to be effective, must be filed at any time prior to the end of the month preceding the beginning of the Plan Year to which it will pertain. Such new Election of Deferral shall be effective on the first day of the Plan Year following the filing thereof, and may relate only to Compensation for services not yet performed as of the date of the election.

         3.03 Termination of Election to Defer: The Eligible Participant's most recent Election of Deferral shall continue in effect, pursuant to the terms of such Election of Deferral, until the Eligible Participant files with the Secretary a Notice of Discontinuance or until the individual ceases to be an Eligible Participant. A Notice of Discontinuance shall be effective if filed at any time prior to the end of the month preceding the beginning of the Plan Year to which it will pertain. Such Notice of Discontinuance shall be effective on the first day of the Plan Year following the filing thereof, and may relate only to Compensation for services not yet performed as of the effective date of the Notice of Discontinuance. Within the sole discretion of the Committee, an Eligible Participant's Election of Deferral may be discontinued for the remainder of a Plan Year if, during a Plan Year, the Participant receives a Plan distribution in the event of an Unforeseeable Emergency.

         3.04 Deferral Amount: Commencing on the Effective Date, and continuing through the Eligible Participant's Termination Date or the date as of which the individual ceases to be an Eligible Participant, whichever occurs first, the Eligible Participant may elect to defer Compensation under the Plan.

                                    ARTICLE 4
                            ACCOUNTS AND ALLOCATIONS

     4.01 Deferred Amounts: Each Eligible Participant's Deferred Amounts shall be credited to a Retirement Book Account established for such Eligible Participant as soon as administratively practicable after such Deferred Amounts are earned.

     4.02 Earnings  Credited to  Retirement  Book  Account:  Each  Participant's
Retirement Book Account will be credited with Earnings as soon as administratively practicable after the last day of each calendar quarter. Earnings shall be based on each respective Participant's Retirement Book Account balance at the beginning of each month, less any distributions from such Retirement Book Account made during such month.

     4.03 Vested Interest: Each Participant shall always be fully vested in such Participant's entire Accrued Benefit.

                                    ARTICLE 5
                                  DISTRIBUTIONS

         5.01 Methods and Election of Distribution of Accrued Benefit: A Participant may elect to receive the Accrued Benefit thereof in a single lump sum or in five (5), ten (10) or fifteen (15) equal annual installments. Distributions will be made to the Participant or, if the Participant is deceased, to the Participant's Designated Beneficiary. The method of distribution must be elected when the Participant's initial Election of Deferral is executed thereby. The Distribution Election must be made on a Distribution Election Form. The Distribution Election is irrevocable by the Participant; provided, however, that the Distribution Election may be changed by the Committee in its sole discretion to another acceptable method under the Plan. If no method is selected by the Participant, the distribution of the Participant's Accrued Benefit shall be made in a single sum.

         5.02 Time of Distribution: Except as provided in Sections 5.03 and 5.04, upon a Participant's Termination Date, the Company shall commence payment of the Participant's entire Accrued Benefit as soon as administratively practicable following the end of the month coincident with or in which the Participant's Termination Date occurs, in accordance with the distribution method elected by the Participant.

         5.03 Distribution Upon Change in Control: If a Change in Control occurs, each Participant, or if a Participant is deceased, such Participant's Designated Beneficiary, shall receive the Participant's entire Accrued Benefit in a single sum as soon as administratively practicable following the date of the Change in Control.

         5.04 Distribution in the Event of Unforeseeable Emergency: An early distribution may be approved by the Committee in the event of an Unforeseeable Emergency; provided, however, that such a distribution shall be permitted solely to the extent reasonably necessary to meet the Participant's or the Designated Beneficiary's financial needs with respect to the Unforeseeable Emergency.

                                    ARTICLE 6
                                 ADMINISTRATION

         6.01 Appointment of Committee: The general administration of the Plan and the responsibility for carrying out its provisions shall be placed with the Committee which shall be appointed from time to time by the Board of Directors.

         6.02 Compensation of Committee: The members of the Committee shall not receive compensation for their services as such, other than regular meeting fees, and, except as required by law, no bond or other security need be required of them in such capacity in any jurisdiction.

         6.03 Rules of Plan: Subject to the limitations of the Plan, the Committee may, from time to time, establish policies for the administration of the Plan and the transaction of its business. The Committee may correct errors, however arising, and, as far as possible, adjust any benefit payments accordingly. The determination of the Committee as to the interpretation of the provisions of the Plan or any disputed question with respect to the Plan shall be conclusive upon all interested parties.

         6.04 Agents and Employees: The Committee may authorize one or more agents to execute or deliver any instrument. The Committee may appoint or employ such agents, counsel, auditors, physicians, clerical help and actuaries as in the Committee's judgment shall be reasonable or necessary for the proper administration of the Plan.

         6.05 Records: The Committee shall maintain accounts showing the transactions of the Plan. The Committee shall prepare and submit annually to the Board of Directors a report setting forth the amounts credited to the Retirement Book Accounts and the related corporate liability equal to the total Accrued Benefit of all Participants. The report to the Board of Directors shall also include a brief account of the operation of the Plan for the Plan Year.

         6.06 Delegation of Authority: With the consent of the Board of Directors, the Committee may, by resolution, delegate to any person or persons any or all of its rights and duties hereunder. Any such delegation shall be valid and binding on all persons, and the person or persons to whom any such authority has been delegated shall, upon written acceptance of such authority, have full power to act in all matters so delegated until the authority expires by its terms or is revoked by the Committee.

         6.07 Eligibility: The members of the Committee shall not be precluded from becoming Participants or Eligible Participants in the Plan; provided, however, that no member of the Committee who is a Participant or an Eligible Participant shall have any authority with respect to his own participation in the Plan.

         6.08 Indemnification: The Company shall indemnify each member of the Committee for all expenses and liabilities (including reasonable attorneys' fees) arising out of the administration of the Plan, other than any expenses or liabilities resulting from the Committee's own gross negligence or willful misconduct. The foregoing right of indemnification shall be in addition to any other rights to which the members of the Committee shall be entitled as a matter of law.

                                    ARTICLE 7
                                  MISCELLANEOUS

         7.01 No Trust Created: Nothing contained in the Plan, and no action taken pursuant to the Plan by the Company or any Participant shall create, or be construed to create, a trust of any kind, or a fiduciary relationship between the Company and the Participant, the spouse of any Participant, a Designated Beneficiary or any other person. Any trust created by the Company and any assets held by any such trust to assist the Company in meeting its obligations under the Plan shall conform to the terms of the model trust described in Internal Revenue Procedure 92-64 and as subsequently modified.

         7.02 Benefits Payable Only From General Corporate Assets - Unsecured General Creditor Status of Participant: Payments to any Participant, to any Participant's spouse or to any Designated Beneficiary shall be made from assets which shall continue, for all purposes, to be a part of the general, unrestricted assets of the Company. Title to and beneficial ownership of any assets, whether cash or investments which the Company may earmark to pay Accrued Benefits hereunder, shall at all times remain in the Company and no Participant or Designated Beneficiary shall have any property interest whatsoever in any specific asset of the Company. No person shall have any interest in any such assets by virtue of the provisions of this Plan. The Company's obligation hereunder shall be unfunded, for tax purposes and for purposes of Title I of ERISA, and an unsecured promise to pay money in the future. To the extent that any person acquires a right to receive payments from the Company under the Plan, such right shall be no greater than the right of any unsecured general creditor of the Company, and no such person shall have nor acquire any legal or equitable right, interest or claim in or to any property or asset of the Company.

In the event that, in its discretion, the Company purchases an insurance policy or policies insuring the life of a Participant or any other property to allow the Company to recover the cost of providing benefits, in whole or in part, hereunder, neither the Participant, the Participant's Designated Beneficiary nor any other person shall have any rights whatsoever to the proceeds therefrom. The Company shall be the sole owner and beneficiary of any such insurance policy and shall possess and may exercise all incidents of ownership therein. No such policy, policies or other property shall be held in any trust for the Participant or any other person nor as collateral security for any obligation of the Company hereunder.

There is no obligation on the part of the Company to fund for any liability which accrues as a result of the Plan.

         7.03 No Contract of Retention: Nothing contained herein shall be construed to be a contract of employment as an Employee for any term of years, nor as conferring upon any Participant the right to continue to be employed as an Employee in the Participant's present capacity, or in any capacity. It is expressly understood that the Plan relates merely to the promise of payment of deferred compensation for the Participant's services as an Employee, payable after the Participant's Termination Date.

         7.04 Benefits Not Transferable: Neither the Participant, a Designated Beneficiary nor any other beneficiary under the Plan shall have any power or right to transfer, assign, anticipate, hypothecate or otherwise encumber any part or all of the amounts payable hereunder. A Participant's or Designated Beneficiary's rights to benefit payments under the Plan are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment by creditors of the Participant or of the Designated Beneficiary, and no such amounts shall be subject to seizure by any creditor of any Participant or Designated Beneficiary, by a proceeding at law or in equity, nor shall such amounts be transferable by operation of law in the event of bankruptcy, insolvency or death of the Participant or Designated Beneficiary, or any other beneficiary hereunder. Any such attempted assignment or transfer shall be void.

         7.05 Determination of Benefits: A Participant who believes that such Participant is being denied a benefit to which the Participant is entitled under the Plan (hereinafter referred to as a "Claimant") may file a written request for such benefit with the Committee, setting forth the Participant's claim. The request must be addressed to the Secretary at the principal place of business of the Company.

Upon receipt of a claim, the Secretary shall advise the Claimant that a reply will be forthcoming within ninety (90) days and shall, in fact, deliver such reply within such period. The Committee may, however, extend the reply period for an additional ninety (90) days for reasonable cause.

If the claim is denied in whole or in part, the Committee shall render a written opinion, using language calculated to be understood by the Claimant, setting forth:

         (a)  The specific reason or reasons for such denial;

         (b) The specific reference to pertinent provisions of the Plan upon which such denial is based;

         (c) A description of any additional material or information necessary for the Claimant to perfect his claim and an explanation why such material or such information is necessary; and

         (d) Appropriate information as to the steps to be taken if the Claimant wishes to submit the claim for review and the time period within which such review must be requested.


Within sixty (60) days after the receipt by the Claimant of the written opinion described above, the Claimant may request in writing that the Board of Directors review the determination of the Committee. Such request must be addressed to the Board of Directors at the principal place of business of the Company. The Claimant or the Claimant's duly authorized representative may, but need not, review the pertinent documents and submit issues and comments in writing for consideration by the Board of Directors. If the Claimant does not request a review of the Committee's determination by the Board of Directors within such sixty (60) day period, the Claimant shall be barred and estopped from challenging the Committee's determination.

Within sixty (60) days after the Board of Directors' receipt of a request for review from a Claimant, the Board of Directors shall review the Committee's determination. If the Claimant is a member of the Board of Directors, the Claimant shall be precluded from participating in the Board of Directors' review of the Claimant's claim. After considering all material presented by the Claimant, the Board of Directors shall render a written opinion, written in a manner calculated to be understood by the Claimant, setting forth the specific reasons for the decision and containing specific references to the pertinent provisions of the Plan upon which the decision is based. If special circumstances require that the sixty (60) day time period be extended, the Board of Directors shall so notify the Claimant and will render the decision as soon as possible, but not later than one hundred twenty (120) days after receipt of the request for review from the Claimant.

         7.06 Amendment or Termination: The Board of Directors, without the consent of any Participant or Designated Beneficiary, may amend or terminate the Plan at any time; provided, however, that no amendment shall be made or act of termination taken which divests any Participant or Designated Beneficiary of the unsecured right to receive payments under the Plan with respect to amounts theretofore credited to the applicable Participant's Retirement Book Account.

         7.07 Severability of Provisions: If any provision of the Plan is held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision of the Plan, and the Plan shall be construed and enforced as if such invalid or unenforceable provision had not been included in the Plan.

         7.08 Headings: Headings used throughout the Plan are for convenience only and shall not be given legal significance.

         7.09 Inurement: The Plan shall be binding upon and shall inure to the benefit of, the Company and its successors and assigns, and the Participants and their Designated Beneficiaries and the successors, heirs, executors, administrators and beneficiaries thereof.

         7.10 Notice: Any notice, consent or demand required or permitted to be given under the Plan shall be in writing and shall be signed by the party giving or making the same. If such notice, consent or demand is mailed to a party hereto, it shall be sent by United States certified mail, postage prepaid, and addressed to such party's last known address as shown on the records of the Company. The date of such mailing shall be deemed the date of notice, consent or demand. Any party hereto may change the address to which notice is to be sent by giving notice of the change of address in the manner aforesaid.

         7.11 Governing Law: The Plan and the rights of the parties hereunder shall be governed by and be construed in accordance with the laws of the State of New York.

         7.12 Pronouns: Any masculine term used in the Plan shall include the feminine and any singular term shall include the plural, unless the text indicates otherwise.

         IN WITNESS WHEREOF, the Company has hereby executed this Plan, as of the date written below.


                                       FARM FAMILY HOLDINGS, INC.

                                       By:        /s/Philip P. Weber
                                       ---       ------------------------------
                                       Title:    President & Chief Exec. Officer
                                       Date:      November 1, 1996

Exhibit 10.16
                           FARM FAMILY HOLDINGS, INC.

                              ANNUAL INCENTIVE PLAN



Farm Family  Holdings,  Inc. hereby  establishes this Annual Incentive Plan (the
"Plan") for certain key employees of the Company and its affiliates who are selected for participation in the Plan. The Plan is comprised of this Plan
document  and  each  valid,   executed  Annual   Incentive  Plan  Notice  for  a
Participant.



                                    ARTICLE 1
                                   DEFINITIONS

 1.01   Board of Directors:  The Board of Directors of the Company.

 1.02 Cause: A felony conviction of a participant or the failure of a participant to contest prosecution for a felony, or a participant's willful miscount or dishonesty, any of which is directly and materially harmful to the business or reputation of the Company or any Subsidiary or Affiliate.

        (a) theft, participation by Employee in any fraudulent conduct, or other acts involving misappropriation of property;

        (b)   habitual drunkenness or habitual drug abuse;

        (c) breach by Employee of this duty of trust to the Company, unethical business conduct, or material and willful disclosure of any confidential information in violation of this Agreement;

        (d)   conviction of a felony or a job-related crime;

        (e) unlawful discrimination and/or unlawful sexual harassment by Employee;

        (f)   insubordination or other serious breach of the Company's policies;
              or

        (g) continuing inattention to, continuing neglect of, or continuing inadequate performance of the duties to be performed by Employee, which inattention, neglect or inadequacy is not the result of illness or accident.

 1.03 Change in Control: A change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is subject to the Exchange Act at such time; provided, however, that without limiting the generality of the foregoing, a Change in Control will in any event be deemed to occur if and when:

        (a) any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Exchange Act, hereinafter in this definition, "Person"), other than the Company or a subsidiary or employee benefit plan of the Company or subsidiary, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of the Company representing more than twenty-five percent (25%) of the combined voting power of the Company's then outstanding securities;

        (b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which holders of common stock of the Company immediately prior to the Business Combination have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the Business Combination as immediately before;

        (c) stockholders approve either (i) an agreement for the sale or disposition of all or substantially all of the Company's assets to any entity that is not a subsidiary of the Company, or (ii) a plan of complete liquidation; or

        (d) the persons who were members of the Board of Directors immediately before a tender offer by any Person other than the Company or a subsidiary, or before a merger, consolidation or contested election, or before any combination of such transactions, cease to constitute a majority of the Board of Directors as a result of such transaction or transactions.

 1.04 Company: Farm Family Holdings, Inc., a Delaware corporation, and any successor thereto.

 1.05 Committee: The Compensation Committee of the Board of Directors of the Company or such other committee appointed by the Board. If at any time there is no Committee, then the functions of the Committee specified in the Plan shall be exercised by the Board.

 1.06 Disability: The total and permanent disability as determined under the Company's long term disability program.

 1.07 Earned Award: The amount of incentive award to be paid to a Participant calculated pursuant to Section 6.01 hereof.

 1.08   Effective Date:  January 1, 1997.

 1.09 Employee: An individual who is employed by the Company or an affiliate thereof.

 110    ERISA:  The Employee Retirement Income Security Act of 1974, as amended.

 1.11   Notice: The Annual Incentive Plan Notice  for a  Participant for a  Plan
 Year.

 1.12 Participant: An employee who is selected by the Committee as eligible to participate in the Plan for a Plan Year.

 1.13   Plan:  This Plan document, together with each executed, valid Notice.

 1.14   Plan Year: The calendar year. The first Plan Year begins January 1,
1997.

 1.15 Retirement: The Normal or Early Retirement as those terms are defined in the Farm Family Employee Savings Plus (401(k)) Plan.

 1.16   Secretary:  The Corporate Secretary of the Company.



                                    ARTICLE 2
                                   OBJECTIVES

 2.01   Objectives:  The objectives of the Annual Incentive Plan are to:

     (a) provide incentives and financial rewards to the employees of the Company and its affiliates for their contribution to improving the profitability of the Company and its affiliates;

     (b) enable the Company to pay a fully-competitive total cash compensation package; and

     (c) facilitate the attraction and retention of executives.



                                    ARTICLE 3
                                   ELIGIBILITY

 3.01 Eligibility: Officers and other key employees of the Company, its subsidiaries and its affiliates (but excluding members of the Committee and any person who serves only as a director) who are responsible for or contribute to the management, growth and/or profitability of the business of the Company, or its subsidiaries, may be designated as Participants.

 3.02 Part-year Participants: An employee who is employed after January 1 but prior to September 1 may be designated a Participant for the Plan Year in which he commenced employment. An employee who is employed on or after September 1 may not be designated a Participant for the Plan Year in which he commenced employment.

 3.03 Cessation of Eligibility: An individual shall cease to be a Participant for any Plan Year in which the individual's employment with the Company or its affiliates is terminated voluntarily by the individual or involuntarily for Cause.



                                    ARTICLE 4
                   AWARD OPPORTUNITIES AND PERFORMANCE FACTORS

4.01 Levels of Award Opportunities: Award Opportunities have the following levels:

(a) Threshold Award Opportunity: 50% of the amount which will be paid for Target Performance.

(b)   Target Award Opportunity:  The amount paid for Target Performance.

(c)  Outstanding  Award  Opportunity:   150%  of  the  amount  paid  for  Target
Performance.

4.02 Performance Factors: Each level of performance shall have the following Performance Factors:

(a)   Below Threshold Performance:  will have a Performance Factor of 0.

(b)   Threshold Performance:  will have a Performance Factor of 0.5.

(c)   Target Performance:  will have a Performance Factor of 1.0.

(d)   Outstanding Performance:  will have a Performance Factor of 1.5.

(e)   Above Outstanding Performance:  will have a Performance Factor of 1.5.

4.03  Interpolation  of  Performance   Factors:   The  Performance  Factors  for
performance between Threshold and Outstanding Performance levels will be interpolated.

4.04 Limitations on Award Opportunities: No award will be paid for below Threshold Performance. No award will exceed the amount payable for Outstanding Performance.

                                    ARTICLE 5
                             PERFORMANCE MEASUREMENT

 5.01 Performance Measures: The performance of each Participant will be assessed according to the achievement of predefined goals derived from the Company's and its affiliates' strategic plans and budgets. These goals will be chosen each year and identified as Performance Measures on the Participant's Notice, weighted according to the Participant's relative responsibilities to the Company and its affiliates and according to their relative importance.

5.02 Levels of Performance: Performance Measures will be stated in terms of the following levels of performance: ---------------------

(a) Threshold Performance: which will be defined to be 90% achievement of budget or a similar level of any performance measure which is not budget-related;

(b) Target Performance: which will generally be defined to be 100% achievement of budget or a similar level of any performance measure which is not budget-related; or

(c) Outstanding Performance: which will generally be defined to be 110% achievement of budget or a similar level of any performance measure which is not budget-related.

5.03 Performance Measurement: The Performance Measures and weights for each Participant will be set forth in a Notice for each Plan Year.



                                    ARTICLE 6
                                PAYMENT OF AWARDS

6.01 Calculation of Earned Awards: The Earned Award for each Participant for a Plan Year shall be calculated as follows:

(a) The Performance Factor will be calculated for each Performance Measure based on the Participant's actual performance

(b) The Adjusted Performance Factor for each Performance Measure will be calculated by multiplying the weight for each Performance Measure by the Performance Factor.

(c) The Total Adjusted Performance Factor will be the sum of all Adjusted Performance Factors for the Participant.

(d) The Earned Award will be equal to the Target Award Opportunity multiplied by the Total Adjusted Performance Factor.

An example of the Earned Award calculation is set forth in Exhibit A attached hereto.

 6.02 Determination of Awards: The Earned Award for each Participant for a Plan Year will be based solely on the Company's and its affiliates' records. The Earned Award for each Participant for a Plan Year will be determined within a reasonable time period after the end of the Plan Year.

 6.03 Payment of Awards: Payment of Earned Awards will be made within a reasonable time period after the end of the Plan Year but in no event later than 90 days after close of the Company's books for the Plan Year. Participants may elect to defer receipt of their Earned Awards pursuant to the Company's Officers' Deferred Compensation Plan. The Company will deduct from all payments due a Participant, taxes required by law to be withheld with respect to such payments.

 6.04 Change of Control: In the event of a Change of Control, each Participant will receive payment of the greater of his actual Earned Award or his Target
Award Opportunity for the Plan Year in which the Change of Control occurs regardless of achievement of Target Performance.

 6.05 Change in Employment Status: The effect of a change in the employment status of an Participant during a Plan Year shall be determined as follows:

        (a) New Hire or Promotion During the Plan Year: The Participant will be paid the Earned Award prorated for the number of days of the Plan Year that the Participant was employed in the eligible position.

        (b) Death, Retirement or Disability During the Plan Year: The Participant will be paid the Earned Award prorated for the number of days of the Plan Year that the Participant was employed in the eligible position.

        (c) Voluntary Termination: The Participant will forfeit any Earned Award for the Plan Year in which he voluntarily terminates employment with the Company or its affiliates.

        (d) Involuntary Termination other than for Cause: The Participant will be paid the Earned Award prorated for the number of days of the Plan Year that the Participant was employed by the Company or its affiliates.

        (e) Involuntary Termination for Cause: The Participant will forfeit any Award for the Plan Year in which he is terminated for Cause.

 6.06. Amendment or Termination of Plan: In the event of an amendment or termination of the Plan, each Participant will receive payment for the Plan Year in which the amendment or termination is effective of the greater of his actual Earned Award calculated under the Plan, as amended, or his Target Award Opportunity for the Plan Year without giving any effect to such amendment or termination.

                                    ARTICLE 7
                                 ADMINISTRATION

 7.01 Appointment of Committee: The general administration of the Plan and the responsibility for carrying out its provisions shall be placed with the Committee which shall be appointed from time to time by the Board of Directors.

 7.02 Compensation of Committee: The members of the Committee shall not receive compensation for their services as such, other than regular meeting fees, and, except as required by law, no bond or other security need be required of them in such capacity in any jurisdiction.

 7.03 Rules of Plan: Subject to the limitations of the Plan, the Committee may, from time to time, establish policies for the administration of the Plan and the transaction of its business. The Committee may correct errors, however arising, and, as far as possible, adjust any award payments accordingly. The determination of the Committee as to the interpretation of the provisions of the Plan or any disputed question with respect to the Plan shall be conclusive upon all interested parties.

 7.04 Agents and Employees: The Committee may authorize one or more agents to execute or deliver any instrument. The Committee may appoint or employ such agents, counsel, auditors, physicians, clerical help and actuaries as in the Committee's judgment shall be reasonable or necessary for the proper administration of the Plan.

 7.05 Records: The Committee shall maintain accounts showing the transactions of the Plan. The Committee shall prepare and submit annually to the Board of Directors a report setting forth the amounts paid to Participants for the Plan Year. The report to the Board of Directors shall also include a brief account of the operation of the Plan for the Plan Year.

 7.06 Delegation of Authority: With the consent of the Board of Directors, the Committee may, by resolution, delegate to any person or persons any or all of its rights and duties hereunder. Any such delegation shall be valid and binding on all persons, and the person or persons to whom any such authority has been delegated shall, upon written acceptance of such authority, have full power to act in all matters so delegated until the authority expires by its terms or is revoked by the Committee.

 7.07 Indemnification: The Company shall indemnify each member of the Committee for all expenses and liabilities (including reasonable attorneys' fees) arising out of the administration of the Plan, other than any expenses or liabilities resulting from the Committee's own gross negligence or willful misconduct. The foregoing right of indemnification shall be in addition to any other rights to which the members of the Committee shall be entitled as a matter of law.

                                    ARTICLE 8
                                  MISCELLANEOUS

8.01 No Trust Created: Nothing contained in the Plan, and no action taken pursuant to the Plan by the Company or any Participant shall create, or be construed to create, a trust of any kind, or a fiduciary relationship between the Company and the Participant, or any other person

 8.02 Benefits Payable Only From General Corporate Assets - Unsecured General Creditor Status of Participant: Payments to any Participant shall be made from assets which shall continue, for all purposes, to be a part of the general, unrestricted assets of the Company. Title to and beneficial ownership of any assets, whether cash or investments which the Company may earmark to pay Awards hereunder, shall at all times remain in the Company and no Participant shall have any property interest whatsoever in any specific asset of the Company. No person shall have any interest in any such assets by virtue of the provisions of this Plan. The Company's obligation hereunder shall be unfunded, for tax purposes and for purposes of Title I of ERISA, and an unsecured promise to pay money in the future. To the extent that any person acquires a right to receive payments from the Company under the Plan, such right shall be no greater than the right of any unsecured general creditor of the Company, and no such person shall have nor acquire any legal or equitable right, interest or claim in or to any property or asset of the Company.

There is no obligation on the part of the Company to fund for any liability which accrues as a result of the Plan.

 8.03 No Contract of Retention: Nothing contained herein shall be construed to be a contract of employment as an Employee for any term of years, nor as conferring upon any Participant the right to continue to be employed as an Employee in the Participant's present capacity, or in any capacity. It is expressly understood that the Plan relates merely to the promise of payment of annual incentive compensation for the Participant's services as an Employee.

 8.04 Benefits Not Transferable: The Participant shall not have any power or right to transfer, assign, anticipate, hypothecate or otherwise encumber any part or all of the amounts payable hereunder. A Participant's rights to payments under the Plan are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment by creditors of the Participant, and no such amounts shall be subject to seizure by any creditor of any Participant, by a proceeding at law or in equity, nor shall such amounts be transferable by operation of law in the event of bankruptcy, insolvency or death of the Participant. Any such attempted assignment or transfer shall be void.

 8.05 Determination of Benefits: A Participant who believes that such Participant is being denied a benefit to which the Participant is entitled under the Plan (hereinafter referred to as a "Claimant") may file a written request for such benefit with the Committee, setting forth the Participant's claim. The request must be addressed to the Secretary at the principal place of business of the Company.

Upon receipt of a claim, the Secretary shall advise the Claimant that a reply will be forthcoming within ninety (90) days and shall, in fact, deliver such reply within such period. The Committee may, however, extend the reply period for an additional ninety (90) days for reasonable cause.

If the claim is denied in whole or in part, the Committee shall render a written opinion, using language calculated to be understood by the Claimant, setting forth:

        (a)  The specific reason or reasons for such denial;

        (b) The specific reference to pertinent provisions of the Plan upon which such denial is based;

        (c) A description of any additional material or information necessary for the Claimant to perfect his claim and an explanation why such material or such information is necessary; and

        (d) Appropriate information as to the steps to be taken if the Claimant wishes to submit the claim for review and the time period within which such review must be requested.

Within sixty (60) days after the receipt by the Claimant of the written opinion described above, the Claimant may request in writing that the Board of Directors review the determination of the Committee. Such request must be addressed to the Board of Directors at the principal place of business of the Company. The Claimant or the Claimant's duly authorized representative may, but need not, review the pertinent documents and submit issues and comments in writing for consideration by the Board of Directors. If the Claimant does not request a review of the Committee's determination by the Board of Directors within such sixty (60) day period, the Claimant shall be barred and estopped from challenging the Committee's determination.

Within sixty (60) days after the Board of Directors' receipt of a request for review from a Claimant, the Board of Directors shall review the Committee's determination. If the Claimant is a member of the Board of Directors, the Claimant shall be precluded from participating in the Board of Directors' review of the Claimant's claim. After considering all material presented by the Claimant, the Board of Directors shall render a written opinion, written in a manner calculated to be understood by the Claimant, setting forth the specific reasons for the decision and containing specific references to the pertinent provisions of the Plan upon which the decision is based. If special circumstances require that the sixty (60) day time period be extended, the Board of

Directors shall so notify the Claimant and will render the decision as soon as possible, but not later than one hundred twenty (120) days after receipt of the request for review from the Claimant.

 8.06 Amendment or Termination: The Board of Directors, without the consent of any Participant, may amend or terminate the Plan at any time provided, however, that the Participants shall be entitled to the payment set forth in Section 6.06 hereof for the Plan Year in which the amendment or termination is effective.

 8.07 Severability of Provisions: If any provision of the Plan is held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision of the Plan, and the Plan shall be construed and enforced as if such invalid or unenforceable provision had not been included in the Plan.

 8.08 Headings: Headings used throughout the Plan are for convenience only and shall not be given legal significance.


 8.09 Inurement: The Plan shall be binding upon and shall inure to the benefit of, the Company and its successors and assigns, and the Participants and their Designated Beneficiaries and the successors, heirs, executors, administrators and beneficiaries thereof.

 8.10 Notice: Any notice, consent or demand required or permitted to be given under the Plan shall be in writing and shall be signed by the party giving or making the same. If such notice, consent or demand is mailed to a party hereto, it shall be sent by United States certified mail, postage prepaid, and addressed to such party's last known address as shown on the records of the Company. The date of such mailing shall be deemed the date of notice, consent or demand. Any party hereto may change the address to which notice is to be sent by giving notice of the change of address in the manner aforesaid.

8.11 Governing Law: The Plan and the rights of the parties hereunder shall be governed by and be construed in accordance with the laws of the State of New York.

8.12 Pronouns: Any masculine term used in the Plan shall include the feminine and any singular term shall include the plural, unless the text indicates otherwise.

IN WITNESS WHEREOF, the Company has hereby executed this Plan, as of the date written below.

                                                    FARM FAMILY HOLDINGS, INC.


                                         By:    /s/Philip P. Weber
                                         --------------------------
                                                Philip P. Weber

                                         Title: President & Chief Exec. Officer
                                         Date:  December 31, 1996

Exibit 10.17


                                   FARM FAMILY

                  SUPPLEMENTAL SAVINGS AND PROFIT SHARING PLAN



         Section 1. Establishment of Plan. Farm Family Life Insurance Company and Farm Family Casualty Insurance Company (the "Principal Employers") hereby establish this Farm Family Supplemental Savings and Profit Sharing Plan (the "Plan"), effective as of January 1, 1997 (the "Effective Date"), to cover the eligible employees of the Principal Employers as well as the eligible employees of Farm Family Holdings, Inc. and United Farm Family Insurance Company (collectively with the Principal Employers, the "Employers").

         Section 2. Definitions. Except as otherwise specifically provided herein, each capitalized term used herein which is defined in the Qualified Plan shall, for purposes of the Plan, have the same meaning assigned to such term in the Farm Family Savings and Profit Sharing Plan (the "Qualified Plan").

         Section 3. Eligible Employees. Each employee of the Employers whose Compensation from the Employers (but without reduction for deferred compensation which would otherwise be excluded from the definition of "Compensation" under the Qualified Plan) earned for any Plan Year on or after the Effective Date exceeds the compensation limit of Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code") or any successor provisions, shall automatically become a participant in the Plan (each, a "Participant").

         Section 4. Purpose of Plan. The purpose of the Plan is to provide an additional retirement benefit to each Participant to the extent the Participant's Accrued Benefit under the Qualified Plan has been limited for any Plan Year of the Qualified Plan occurring on or after the Effective Date, by application of (a) the requirements of Sections 401(a)(17) , 401(k)(3), 401(m), 402(g) and/or 415 of the Code or any successor provisions, and (b) the exclusion of deferred compensation from the definition of "Compensation" under the Qualified Plan pursuant to Sections 1.08 and 7.03(a) thereof (the requirements and exclusion referred to in clauses (a) and (b) of this sentence collectively, the "Qualified Limitations"). For purposes of Sections 201(2),

301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974, as amended or any successor provisions, the Plan is intended and shall at all times be administered and interpreted in such a manner so as to constitute a plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees.


         Section 5. Plan Benefit. Within thirty (30) days after the end of each Plan Year, the Employers shall credit to bookkeeping accounts maintained for each Participant (each, a "Plan Account"), an amount ("Plan Contributions") equal to the difference between clauses (a) and (b) below:

          (a)  the sum of -

               (i) the Company Matching Contributions that would be required to be made by the Employers to the Participant's Company Regular Account under the Qualified Plan for the immediately preceding Plan Year without taking the Qualified Limitations into account and assuming that the Participant made the maximum Savings/Deferral Contribution permissible under the Plan without taking the Qualified Limitations into account,

               (ii) the Company Regular Contributions that would be required to be made by the Employers to the Participant's Company Regular Account under the Qualified Plan for the immediately preceding Plan Year without taking the Qualified Limitations into account, and

               (iii)any other contributions that would be required to be made by the Employers to the Qualified Plan on behalf of the Participant for the immediately preceding Plan Year without taking the Qualified Limitations into account; and

         (b)  the sum of -

               (i)   the  Company   Matching   Contributions   credited  to  the
                     Participant's Company Matching Account under the Qualified Plan for the immediately preceding Plan Year,

               (ii)  the   Company   Regular   Contributions   credited  to  the
                     Participant's Company Regular Account under the Qualified Plan for the immediately preceding Plan Year, and

               (iii)any  other  contributions  made  by  the  Employers  to  the
                     Qualified Plan on behalf of the Participant for the immediately preceding Plan Year.

         The Employers shall also credit interest ("Plan Earnings") to each Plan Account for each calendar quarter at the rate equal to the "Prime Rate" as published in the "Money Rates" section of the Wall Street Journal, on the first business day of each such calendar quarter. The balance of all Plan
Contributions plus Plan Earnings allocated to a Participant's Plan Account shall, as of any particular date, constitute such Participant's then benefit under the Plan (the "Plan Benefit").

         Section 6. Vesting of Plan Benefit. Each Participant's Plan Benefit shall be vested to the identical extent as that of the Participant's benefit under the Qualified Plan.

         Section 7.   Payment of Plan Benefit.

         Section 7.1 Timing, Amounts, Recipients and Form of Payments. Each Participant's Plan Benefit shall be paid at the same times, in the same manner, to the same person(s) (including beneficiaries) and in the same payment form as the Participant's benefit shall be paid under the Qualified Plan.

         Section 7.2 Withholding. The Employers shall withhold all required amounts for tax withholding purposes as shall be required by applicable federal, state and local income tax laws.

         Section 7.3 Source of Payments. Except to the extent otherwise provided in Section 13, all payments made pursuant to the Plan shall be paid in cash from the general assets of the Employers.

         Section 8. Administration. The Compensation Committee (the "Committee") of the Board of Directors of Farm Family Casualty Insurance Company (the "Board") shall have full and final power and authority, subject to the provisions of the Plan, to interpret the provisions of the Plan, to supervise the administration of the Plan and to take all actions in connection with or relating to the Plan as it deems necessary. Any determination or action of the Committee shall be final, conclusive and binding upon the Participant and the Participant's beneficiaries, if applicable.

         Section 9. Claims Procedure. A Participant who believes that such Participant is being denied a benefit to which the Participant is entitled under the Plan (hereinafter referred to as a "Claimant") may file a written request for such benefit with the Committee, setting forth the Participant's claim. The request must be addressed to the Secretary of Farm Family Casualty Insurance Company (the "Secretary") at the principal place of business of Farm Family Casualty Insurance Company.

         Upon receipt of a claim, the Secretary shall advise the Claimant that a reply will be forthcoming within ninety (90) days and shall, in fact, deliver such reply within such period. The Committee may, however, extend the reply period for an additional ninety (90) days for reasonable cause.

         If the claim is denied, in whole or in part, the Committee shall render a written opinion, using language calculated to be understood by the Claimant, setting forth:

         (a)   The specific reason or reasons for such denial;

         (b) The specific reference to pertinent provisions of the Plan upon which such denial is based;

         (c) A description of any additional material or information necessary for the Claimant to perfect his or her claim and an explanation why such material or such information is necessary; and

         (d) Appropriate information as to the steps to be taken if the Claimant wishes to submit the claim for review of the Committee's decision by the Board and the time period within which such review must be requested.

         Within sixty (60) days after the receipt by the Claimant of the written opinion described above, the Claimant may request in writing that the Board review the determination of the Committee. Such request must be addressed to the Board at the principal place of business of Farm Family Casualty Insurance Company. The Claimant or the Claimant's duly authorized representative may, but need not, review the pertinent documents and submit issues and comments in writing for consideration by the Board. If the Claimant does not request a review of the Committee's determination by the Board within such sixty (60) day period, the Claimant shall be barred and estopped from challenging the Committee's determination.

         Within sixty (60) days after the Board's receipt of a request for review from a Claimant, the Board shall review the Committee's determination. If the Claimant is a member of the Board, the Claimant shall be precluded from participating in the Board's review of the Claimant's claim. After considering all material presented by the Claimant, the Board shall render a written opinion, written in a manner calculated to be understood by the Claimant, setting forth the specific reasons for its decision and containing specific references to the pertinent provisions of the Plan upon which its decision is based. If special circumstances require that the sixty (60) day time period be extended, the Board shall so notify the Claimant and will render the decision as soon as possible, but not later than one hundred twenty (120) days after receipt of the request for review from the Claimant.

         Section 10. Amendment of Plan. The Principal Employers, in their sole discretion and at any time, may together adopt such written amendments or modifications of the Plan as they may deem advisable; provided, however, that no such amendment or modification shall deprive any Participant of any right or benefit to which such Participant had previously become entitled under the Plan.

         Section 11. Termination of Plan. The Principal Employers, in their sole discretion and at any time, may together terminate the Plan; provided, however, that no such termination shall deprive any Participant of any right or benefit to which such Participant had previously become entitled under the Plan. In addition, notwithstanding the provisions of Section 6, upon the Plan's termination, all Plan Benefits shall become fully vested and nonforfeitable.

         Section 12. No Rights Created. Nothing herein is intended or shall be interpreted to give any Participant the right to be employed, reemployed or to continue to be employed by any Employer, and nothing herein shall confer any right or benefit or any entitlement to any benefit to any Participant unless and until an amount is actually paid over to such Participant pursuant to the foregoing provisions of the Plan.

         Section 13. No Trust Required. Neither the provisions of the Plan nor any action taken by any Employer or the Board pursuant to the provisions of the Plan shall be deemed to create any trust, express or implied, or any fiduciary relationship between and among the Employers, the Board, any member of the Board or any Participant.

         Section 14. Non-Alienation of Benefits. No right or benefit under the Plan shall be subject to anticipation, transfer, sale, assignment, pledge, encumbrance, charge, levy, attachment or execution of a judgment of any kind. No right or benefit under the Plan shall in any manner be liable for or subject to the debts, contract liabilities or torts of any Participant.

         Section 15. Receipt and Release. Before making any payment to a Participant, former Participant or Beneficiary, the Employers may require the payee to execute a receipt and release for such payment, in a form satisfactory to the Employers.

         Section 16. Governing Law. The Plan shall be construed, administered and enforced according to the laws of the State of New York.

         Section 17. Captions. The captions to the Sections of the Plan are for convenience only and shall not control or affect the meaning or construction of any of the Plan's provisions.

         IN WITNESS WHEREOF, Farm Family Life Insurance Company and Farm Family Casualty Insurance Company have caused this Farm Family Supplemental Savings and Profit Sharing Plan to be adopted pursuant to execution by their duly authorized officers this 31st day of December, 1996.

ATTEST:                                     FARM FAMILY LIFE INSURANCE COMPANY


By: /s/Victoria M. Stanton            By:  /s/Philip P. Weber
--------------------------            -----------------------
        Secretary                     Philip P. Weber
                                      Title: President & Chief Executive Officer

ATTEST:                               FARM FAMILY CASUALTY INSURANCE  COMPANY


By: /s/Victoria M. Stanton            By:  /s/Philip P. Weber
--------------------------            -----------------------
        Secretary                     Philip P. Weber
                                      Title: President & Chief Executive Officer

         The following employers hereby agree to become Employers (as such term is defined in the Farm Family Supplemental Savings and Profit Sharing Plan), effective January 1, 1997, under the Farm Family Supplemental Savings and Profit Sharing Plan, pursuant to execution by their duly authorized officers this day of December, 1996.



ATTEST:                             FARM FAMILY HOLDINGS, INC.

By: /s/Victoria M. Stanton          By:  /s/Philip P. Weber
--------------------------          -----------------------
       Secretary                    Philip P. Weber
                                    Title: President & Chief Executive Officer



ATTEST:                             UNITED FARM FAMILY INSURANCE COMPANY

By: /s/Victoria M. Stanton          By:  /s/Philip P. Weber
--------------------------          -----------------------
       Secretary                    Philip P. Weber
                                    Title: President & Chief Executive Officer

Exhibit 10.18
                        TAX PAYMENT ALLOCATION AGREEMENT
                     FARM FAMILY HOLDINGS, INC. & SUBSIDIARY
                     Taxable Years Beginning January 1, 1996

         THIS AGREEMENT is made with reference to the following facts:

     A. Farm Family Holdings, Inc. ("Parent"), and Farm Family Casualty Insurance Company ("Subsidiary"), are members of an affiliated group as that term is defined in Section 1504 of the Internal Revenue Code of 1954.

     B. The  affiliated  group has  exercised  the  privilege  granted  to it by
Section 1501 of the Internal Revenue Code to file consolidated Federal income tax returns.

    C. Parent and Subsidiary each desire that there be fair compensation to the member responsible for any reduction in income taxes for any taxable year (after
1995) realized by the affiliated group through the filing of a consolidated return.

         NOW, THEREFORE, in consideration of the premises and of the mutual agreements and convenants herein contained, Parent and Subsidiary do hereby enter into this Agreement and do hereby agree as follows:

         1.Preparation of Consolidated Return - Parent agrees to prepare or cause to be prepared and to file annually on behalf of the affiliated group a consolidated return for all taxable years of the affiliated group ending after December 31, 1995, until such time as it may determine that the best interests of the affiliated group are no longer served thereby, subject to receiving the required consent of the Commissioner of Internal Revenue to discontinue filing consolidated returns, and Subsidiary agrees to cooperate with Parent in the preparation and filing of each such consolidated return.

         2. Allocation of Consolidated Tax Liability - The tax charge or tax refund to Subsidiary shall be the amount that the Subsidiary would have paid or received if it had filed on a separate return basis with the Internal Revenue Service.

              For purposes of determining the tax on a separate return basis, Subsidiary's separate company taxable income shall include net capital gains, charitable contributions, net capital losses, dividends received from companies included in the consolidated return and any dividends received deduction. Carryovers or carrybacks attributable to net operating losses, capital losses or charitable contributions shall be taken into account.

              To help assure Subsidiary's enforceable right to recoup federal income taxes in the event of future net losses an escrow account consisting of assets eligible as an investment for Subsidiary shall be established and maintained by Parent in an amount equal to the excess of the amount paid by Subsidiary to the Parent for federal income taxes over the actual payment made by Parent to the Internal Revenue Service.

              Escrow assets may be released to Parent from the escrow account at such time as the permissible period for loss carrybacks has elapsed.

         3. All settlements under this Agreement shall be made within 30 days of the filing of the applicable estimated or actual consolidated federal corporate income tax return with the Internal Revenue Service, except where a refund is due Parent, in which case, it may defer payment to Subsidiary to within 30 days of receipt of such refund. All settlements shall be in cash or securities eligible as investments for Subsidiary, at market value.
         4. If taxable income, special deductions or credits reported in a consolidated federal income tax return are revised by the Internal Revenue Service or other appropriate authority, a recalculation of the tax liability for all parties to this Agreement shall be made.

         5.   Termination -

              The Agreement may be terminated if:

              a) The parties agree in writing to such termination;
              b) Membership in the affiliated group ceases or is terminated for any reason whatsoever;
              c) The affiliated group fails to file a consolidated return for any taxable year.

              PROVIDED, HOWEVER, that notwithstanding the termination of this Agreement, the obligations of Parent and Subsidiary hereunder shall remain in effect with respect to any period of time during the tax year in which termination occurs for which the income of the terminating party must be included in the consolidated return.

         6. Assignment or Transfer - This Agreement shall not be assignable or transferable by either party hereto without the prior written consent of the other.

         7. Arbitration of Disputes - Should any dispute arise between the parties to this Agreement concerning any of the rights or obligations hereunder of either of the parties hereto, such dispute shall be referred to a Board of Arbitrators to consist of three members to be chosen as follows: Each party shall select one Arbitrator and the two Arbitrators so chosen shall select a third. If either party shall fail to appoint its Arbitrator within twenty (20) days after the party desiring arbitration has appointed its Arbitrator and given notice in writing to the other of such appointment and the matter proposed to be arbitrated, or if the two Arbitrators chosen shall be unable to agree upon a third Arbitrator within twenty (20) days after the appointment of the second Arbitrator, then such Arbitrator(s) shall be appointed in accordance with the provisions of the Civil Practice Laws and Rules. Any Arbitrator appointed under this provision shall be knowledgeable in the federal taxation of insurance companies. Said Board so appointed shall hear and decide the matter or matters in dispute. The decision of said Arbitrators or a majority of them shall be final and conclusive upon the parties hereto with respect to all matters referred to the Arbitrators for decision.

         8. Notwithstanding the termination of this Agreement, all material including, but not limited to, returns, supporting schedules, workpapers, correspondence and other documents relating to the consolidated returns shall be made available to any party to this Agreement during regular business hours.

                               PARENT:
                               FARM FAMILY HOLDINGS, INC.

   Date: December 20, 1996                         By:  /s/Timothy A. Walsh
         ------------------------                       -------------------
                                                         Timothy A. Walsh
                                                            Treasurer

                               SUBSIDIARY:
                               FARM FAMILY CASUALTY INSURANCE COMPANY

   Date: December 24, 1996                         By:  /s/Philip P. Weber
         ----------------------                         ------------------
                                                           Philip P. Weber
                                                        President and C.E.O.


                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE


                                                              Twelve months
         ($ in thousands except per share data)                   ended
                                                               December 31,
                                                                   1996                1995               1994
                                                             -------------------------------------------------------
         Net income available to common shareholders                   $6,294                $9,606          $3,526

         Weighted average shares outstanding (1)                        3,979                 3,000           3,000
                                                             -------------------------------------------------------

         Net income per share                                           $1.74                 $3.20           $1.18
                                                             -------------------------------------------------------


         Net income before extraordinary item available to
             common shareholders                                       $8,467                $9,606          $3,526

         Weighted average shares outstanding(1)                         3,979                 3,000           3,000
                                                             -------------------------------------------------------

         Net income before extraordinary item per share                 $2.13                 $3.20           $1.18
                                                             -------------------------------------------------------

       (1) Gives effect to the allocation of 3,000,000 shares to eligible policyholders on July 26, 1996 pursuant to Farm Family Casualty's conversion from a mutual company to a stockholder owned company.


Exhibit 13

Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Corporate Profile
The following discussion and analysis of financial condition and results of operations includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiary, Farm Family Casualty Insurance Company ("Farm Family Casualty") and Farm Family Casualty's wholly owned subsidiary, Rural Agency and Brokerage, Inc. (collectively referred to as the "Company"). The operations of the Company are also closely related with those of its affiliates, Farm Family Life Insurance Company and Farm Family Life Insurance Company's wholly owned subsidiary, United Farm Family Insurance Company.

Conversion and Initial Public Offering
On July 26, 1996, Farm Family Mutual Insurance Company ("Farm Family Mutual") converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings pursuant to a Plan of Reorganization and Conversion (the "Plan of Conversion"). In addition, Farm Family Mutual was renamed Farm Family Casualty Insurance Company. As part of the Plan of Conversion, Farm Family Holdings was formed and the Farm Family Mutual policyholders received 2,237,000 shares of Farm Family Holding's common stock and $11,735,000 in cash in exchange for their membership interest in Farm Family Mutual.

On July 23, 1996, Farm Family Holdings made an initial public offering of its common stock at a price of $16 per share. Farm Family Holdings received net proceeds of $41,453,000 for 2,786,000 shares sold in the initial public offering. In addition, Farm Family Holdings received $3,427,000 for 214,000 shares purchased by policyholders of Farm Family Mutual in a subscription offering. In addition, pursuant to the Plan of Conversion, holders of Farm Family Mutual debt could elect to exchange their debt instruments for shares of common stock or cash. As a result, there were 17,000 common shares and $1,107,000 in cash exchanged for debt with an outstanding principal amount of $1,371,000.

Farm Family
Farm Family Casualty is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities principally in the Northeastern United States. Farm Family Casualty provides property and casualty insurance coverages to members of the state Farm Bureau(R) organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in a state Farm Bureau organization is a prerequisite for voluntary insurance coverage (except for employees of the Company and its affiliates). Associate Farm Bureau memberships are generally available to persons not engaged in agricultural businesses.

Operating Environment
The operating results of companies in the property and casualty insurance industry have historically been subject to fluctuations due to competition, economic conditions, weather and various other factors. Factors affecting the results of operations of the property and casualty industry include price competition and aggressive marketing which historically have resulted in higher combined loss and expense ratios. The Company's premium revenue is a function of changes in average premiums per policy and the growth in the number of policies. Premium rates are regulated by the state insurance departments in the states in which the Company operates. Because of the nature of the property and casualty insurance industry, it is difficult to predict future trends in the industry's overall combined losses and profitability.

The Company's operating results are subject to significant fluctuations from period to period depending upon, among other factors, the frequency and severity of losses from weather related and other catastrophic events, the effect of competition and regulation on the pricing of products, changes in interest rates, general economic conditions, tax laws and the regulatory environment. As a condition of its license to do business in various states, the Company is required to participate in a variety of mandatory residual market mechanisms (including mandatory pools) which provide certain insurance (most notably automobile insurance) to consumers who are otherwise unable to obtain such coverages from private insurers. Residual market premium rates for automobile insurance have generally been inadequate. The amount of future losses or assessments from residual market mechanisms can not be predicted with certainty and could have a material adverse effect on the Company's results of operations.

For the years ended December 31, 1996, 1995, and 1994,  38.6%,  39.1% and 38.5%,
respectively, of the Company's direct written premiums were derived from policies written in New York and 22.6%, 20.8%, and 19.6%, respectively, were derived from policies written in New Jersey. For these periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result of the concentration of the Company's business in the states of New York and New Jersey and more generally in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States.

Products
The Special Farm Package is a flexible, multi-line package of insurance coverages which the Company regards as its "flagship" product. For the year ended December 31, 1996, 24.5% of the Company's total direct written premiums were derived from the Special Farm Package product.

The Company concentrates on its primary products: personal and commercial automobile, the Special Farm Package, businessowners, and homeowners policies. The Company underwrites its commercial and personal lines risks by evaluating historical loss experience, current prevailing market conditions, and product profitability with consistently applied standards. The adequacy of premium rates is affected mainly by the severity and frequency of claims and changes in the competitive, legal and regulatory environment in which the Company operates.

Expense Management
During the fourth quarter of 1996, the Company announced the implementation of a voluntary early retirement program and other changes to the Company's benefit plans as part of its continuous expense management program. The Company recorded a nonrecurring charge, net of an income tax benefit of $412,000,of $765,000 for the Company's share of the costs of this voluntary early retirement program. Eligibility for the program was based on age and years of service. In addition, effective January 1, 1997, the Company froze benefits available through its defined benefit plan and enhanced its defined contribution plan. As a result, the Company's contributions to the defined contribution plan will vary to a greater extent based upon the Company's profitability than the contributions previously required to fund its defined benefit plan. The Board of Directors also approved a stock option plan, subject to shareholder approval, and an annual incentive plan for officers.

RESULTS OF OPERATIONS

The Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

Premiums
Premium revenue increased $13.9 million or 11.8%, during the year ended December 31, 1996 to $130.8 million from $116.9 million in 1995. The increase in premium revenue in 1996 resulted from an increase of $11.1 million in earned premiums on additional business directly written by the Company (principally in New York and New Jersey) and an increase of $2.4 million in earned premiums retained by the Company and not ceded to reinsurers, in addition to an increase of $0.4 million in earned premiums assumed. The $11.1 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $9.9 million, or 9.2%, in earned premiums from the Company's primary products (personal and commercial automobile policies other than assigned risk business, the Special Farm Package, businessowners policies, homeowners policies, and Special Home Package) and to an increase of $0.7 million in earned premiums on workers' compensation business. The number of policies in force related to the Company's primary products increased by 8.6% to approximately 114,000 in 1996 from approximately 105,000 in 1995 and the average premium earned for each such policy increased by 0.6% in 1996. The $2.4 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which the earned premiums ceded by the Company were reduced.

Net Investment Income
Net investment income increased $1.6 million or 11.3% to $15.9 million for the year ended December 31, 1996 from $14.3 million in 1995. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately $34.7 million, or 17.7%. The increase in average cash and invested assets was primarily attributable to the net proceeds of $31.0 million from the initial public offering and subscription offering received in July 1996. The return realized on the Company's cash and invested assets was 7.5% in 1996 and 7.6% in 1995.

Net Realized Investment Gains (Losses)
Net realized investment losses were $0.6 million for the year ended December 31, 1996 compared to a gain of $0.9 million in 1995.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses increased $11.8 million, or 14.2%, to $95.0 million for the year ended December 31, 1996 from $83.2 million in 1995. The increase in losses and loss adjustment expenses was primarily attributable to the overall growth in the Company's business, as well as the frequency of weather related losses in the Northeastern United States during the three months ended March 31, 1996. Loss and loss adjustment expenses were 72.6% of premium revenue in 1996 compared to 71.1% of premium revenue in 1995. Losses believed to be weather related aggregated $10.6 million in 1996 compared to $5.2 million in 1995.

Underwriting Expenses
Underwriting expenses increased $3.3 million, or 9.3%, to $38.2 million for the year ended December 31, 1996 from $34.9 million for the same period in 1995. For the year ended December 31, 1996, underwriting expenses were 29.2% of premium revenue compared to 29.8% in 1995. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period.

Federal Income Tax Expense
Federal income tax expense decreased $1.3 million to $3.7 million in 1996 from $5.0 million in 1995. Federal income tax expense was 30.3% of income before federal income taxes in 1996 compared to 34.2% in 1995. The decrease in the Company's effective federal income tax rate was primarily attributable to an increase in tax exempt interest income in 1996.

Net Income
Net income decreased $2.7 million to $6.9 million in 1996 from $9.6 million in 1995 primarily as a result of the foregoing factors and the impact of $1.5 million of expenses related to the Plan of Conversion which the Company has identified as an extraordinary item. In addition, the Company implemented a voluntary early retirement program which resulted in a one time charge to earnings, net of an income tax benefit of $0.4 million, of $0.8 million in the last quarter of 1996.

The Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

Premiums
Premium revenue increased $15.5 million or 15.2%, during the year ended December 31, 1995 to $116.9 million from $101.5 million in 1994. The increase in premium revenue in 1995 resulted from an increase of $14.3 million in earned premiums on additional business directly written by the Company (principally in New York and New Jersey) and an increase of $2.3 million in earned premiums retained by the Company and not ceded to reinsurers, which were partially offset by a decrease of $1.1 million in earned premiums assumed. The $14.3 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $10.8 million, or 11.1%, in earned premiums from the Company's primary products (personal and commercial automobile policies other than assigned risk business, the Special Farm Package, businessowners policies, homeowners policies, and Special Home Package) and to an increase of $1.8 million in earned premiums on assigned risk business. The number of policies in force related to the Company's primary products increased by 8.4% to approximately 105,000 in 1995 from approximately 97,000 in 1994 and the average premium earned for each such policy increased by 2.5% in 1995. The $2.3 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which both the amount of earned premiums ceded by the Company and the ceding commissions received by the Company were reduced. The $1.1 million decrease in earned premiums assumed was attributable to a reduction in premiums assumed from mandatory pools as a result of the depopulation of such pools.

Net Investment Income
Net investment income increased $1.1 million or 8.6% to $14.3 million for the year ended December 31, 1995 from $13.2 million in 1994. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately $17.2 million, or 9.6%. The return realized on the Company's cash and invested assets was 7.6% in 1995 and 1994.

Net Realized Investment Gains
Net realized investment gains were $0.9 million for the year ended December 31, 1995 compared to $1.3 million in 1994.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses increased $0.5 million, or 0.6%, to $83.2 million for the year ended December 31, 1995 from $82.7 million in 1994. The increase in losses and loss adjustment expenses was primarily attributable to the overall growth in the Company's business and was significantly offset by a reduction in the loss and loss adjustment expense ratio. Loss and loss adjustment expenses were 71.1% of premium revenue in 1995 compared to 81.5% of premium revenue in 1994. The decrease in the loss and loss adjustment expense ratio was primarily attributable to improved loss ratios on the Company's personal and commercial automobile lines and to a decline in the frequency and severity of weather related property losses in 1995 as compared with 1994. Losses believed to be weather related aggregated $5.2 million in 1995 compared to $7.9 million in 1994. To a much lesser extent, the decrease in the loss and loss adjustment expense ratio on assumed reinsurance also contributed to the decrease in the Company's overall loss and loss adjustment expense ratio during 1995.

Underwriting Expenses
Underwriting expenses increased $6.1 million, or 21%, to $34.9 million for the year ended December 31, 1995 from $28.8 million for the same period in 1994. For the year ended December 31, 1995, underwriting expenses were 29.8% of premium revenue compared to 28.4% in 1994. A reduction in 1994 of $2.2 million in amounts accrued for the Company's share of the deficit of the New Jersey Market Transition Facility had a favorable impact on the Company's underwriting expense ratio in that year. Without taking into account the effect of this reduction, underwriting expenses in 1994 would have been 30.5% of premium revenue

Federal Income Tax Expense
Federal income tax expense increased $3.6 million to $5.0 million in 1995 from $
1.4 million in 1994. Federal income tax expense was 34.2% of income before federal income tax expense in 1995 compared to 29.1% in 1994. The increase in the Company's effective federal income tax rate was primarily attributable to the increase in income before federal income tax expense, certain expenses related to the Plan of Conversion , and reductions in tax exempt interest income in 1995.


Net Income
Net income increased $6.1 million to $9.6 million in 1995 from $3.5 million in 1994 primarily as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the principal sources of the Company's cash flow have been premiums, investment income, maturing investments, and proceeds from sales of invested assets. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of losses and loss adjustment expenses. The liquidity requirements of the Company vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and because of the potential for large losses, either individually or in the aggregate.

During 1996, the Company continued to reduce its holdings of non-investment grade fixed maturities to improve the overall quality of its investment portfolio. The aggregate carrying value of fixed maturity securities rated as non-investment grade by the NAIC was reduced to $6.9 million, or 3.2% of its fixed maturity portfolio, at December 31, 1996 from $10.8 million, or 5.6% of its fixed maturity portfolio, at December 31, 1995. High yield corporate bonds constituted most of the non-investment grade securities held by the Company as of December 31, 1996. As a result of the reduction in holdings of certain non-investment grade securities, the Company anticipates that future investment yields may be lower than they otherwise would be. Approximately 4% of the Company's investment portfolio consists of investments in mortgage-backed securities. The mortgage-backed securities held by the Company as of December 31, 1996 were primarily GNMA, FNMA, and Federal Home Loan Mortgage Corp. pass-through securities. The Company currently has no investments in such derivative financial instruments as futures, forward, swap, or option contracts, or other financial instruments with similar characteristics. The market value of the Company's fixed maturity investments is subject to fluctuations directly attributable to prevailing rates of interest as well as other factors. As of December 31, 1996, the aggregate market value of the Company's fixed maturity investments exceeded the aggregate amortized cost of such investments by $5.1 million. As of December 31, 1995, the aggregate market value of the Company's fixed maturity investments exceeded the aggregate amortized cost of such investments by $10.2 million The Company has in place an unsecured line of credit with Key Bank, NA under which it may borrow up to $2.0 million and, effective January 1997, a $7.0 million unsecured line of credit with Fleet National Bank. At December 31, 1996, no amounts were outstanding on either line of credit, each of which has an annual interest rate equal to such bank's prime rate. In addition, the Company had notes payable outstanding consisting of $0.3 million of debentures and $1.0 million of subordinated surplus certificates (collectively "the Surplus Notes"). The Surplus Notes bear interest at the rate of 8% per annum, have no maturity date, and principal and interest are repayable only with the approval of the Insurance Department of the State of New York.

Net cash provided by operating activities was $11.8 million, $16.4 million, and $8.6 million during the years ended December 31, 1996, 1995, and 1994, respectively. The decrease in cash provided by operating activities in 1996 was primarily attributable to the decrease in net income which included the impact of $1.5 million of expenses related to the Plan of Conversion which the Company has identified as an extraordinary item during 1996 compared to 1995. The increase in net cash provided by operating activities in 1995 was primarily attributable to the increase in net income and a decrease in payments for losses and loss adjustment expenses during 1995 compared to 1994.

Net cash used in investing activities was $41.1 million, $18.5 million, and $7.7 million during the years ended December 31, 1996, 1995, and 1994, respectively. The increase in net cash used in investing activities in 1996 resulted primarily from a reduction in proceeds on the maturities and sales of fixed maturities and the investment of the net proceeds from the Company's initial public offering. The increase in net cash used in investing activities in 1995 resulted from the net increase in cash available from the Company's operations during 1995 and a corresponding increase in investments in short-term investments and fixed maturities.

Net cash provided by financing activities for the year ended December 31, 1996 of $30.9 million was the result of the Company's initial public offering of its common stock on July 23, 1996. The Company received net proceeds of $41.5 million for 2,786,000 shares sold in the initial public offering as well as $3.4 million for 214,000 shares sold in a subscription offering to policyholders. The Company made payments of $11.7 million to policyholders in exchange for their membership interest in Farm Family Mutual and $1.1 million to holders of Farm Family Mutual debt pursuant to the Plan of Conversion. In addition, the net proceeds were utilized to pay certain expenses associated with the initial public offering of $1.1 million. Subsequent to the initial public offering, Farm Family Holdings made an $18.0 million capital contribution to Farm Family Casualty.

The Company purchases reinsurance in part to mitigate the impact of large or unusual losses and loss expenses on its liquidity. As a condition of writing business in certain states, the Company participates in a number of mandatory pools and the Company may be required to pay assessments to the extent such pools require the funding of deficits in the future.

The principal source of liquidity for Farm Family Holdings will be derived from dividend payments received from the Farm Family Casualty. The New York Insurance Law regulates the distribution of dividends and other payments to Farm Family Holdings by Farm Family Casualty. Such restrictions or any subsequently imposed restrictions may in the future affect Farm Family Holdings' liquidity.



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
 ($ in thousands)


--------------------------------------------------------------------------------------------------------------------

For the Years Ended December 31,                                               1996          1995          1994
                                                                               ----          ----          ----
--------------------------------------------------------------------------------------------------------------------

Revenues:
         Premiums                                                               $130,780      $116,936     $101,466
         Net investment income                                                    15,952        14,326       13,190
         Realized investment gains (losses), net                                   (640)           912        1,340
         Other income                                                                905           840          696
                                                                          ------------------------------------------
             Total revenues                                                      146,997       133,014      116,692
                                                                          ------------------------------------------

Losses and Expenses:
         Losses and loss adjustment expenses                                      94,977        83,184       82,680
         Underwriting expenses                                                    38,160        34,902       28,768
         Early retirement program expense                                          1,177             -            -
         Interest expense                                                            167           216          220
         Dividends to policyholders                                                  373           122           51
                                                                          ------------------------------------------
            Total losses and expenses                                            134,854       118,424      111,719
                                                                          ------------------------------------------

Income before federal income tax expense and extraordinary item                   12,143        14,590        4,973

Federal income tax expense                                                         3,676         4,984        1,447
                                                                          ------------------------------------------

Income before extraordinary item                                                   8,467         9,606        3,526

Extraordinary item - demutualization expenses                                      1,543             -            -
                                                                          ------------------------------------------

Net income                                                                        $6,924        $9,606       $3,526
                                                                          ------------------------------------------

Per Common Share:
    Income before extraordinary item                                               $2.13         $3.20        $1.18
                                                                          ------------------------------------------

    Net income                                                                     $1.74         $3.20        $1.18
                                                                          ------------------------------------------

See accompanying notes to Consolidated Financial Statements.




FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
THE COMPANY MUTUAL INSURANCE COMPANY
Consolidated Balance Sheets
 ($ in thousands)


As of December 31,                                                                                             1995
                                                                                             1996
ASSETS

Investments:
   Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $214,226 in 1996 and $171,694 in 1995 )                               $219,188     $181,189
     Held to maturity, at amortized cost
        (Fair value: $9,973 in 1996 and $13,100 in 1995)                                          9,782       12,386
     Equity securities
        Available for sale, at fair value (Cost: $2,546 in 1996 and $334 in 1995)                 7,908        4,746
   Mortgage loans                                                                                 1,745        1,822
   Other invested assets                                                                            748        1,246
   Short-term investments                                                                         5,333        6,532
                                                                                       ------------------------------
             Total investments                                                                  244,704      207,921
                                                                                       ------------------------------

Cash                                                                                              4,110        2,410
Insurance receivables:
   Reinsurance receivables                                                                       10,743       13,773
   Premiums receivable                                                                           22,663       21,791
Deferred acquisition costs                                                                       10,682       10,527
Accrued investment income                                                                         4,861        4,260
Deferred income tax asset, net                                                                    1,520            -
Prepaid reinsurance premiums                                                                      1,944        1,864
Receivable from affiliates, net                                                                  16,133       13,860
Other assets                                                                                      2,052        1,434
                                                                                       ------------------------------
             Total Assets                                                                      $319,412     $278,288
                                                                                       ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Reserves for losses and loss adjustment expenses                                               $141,220     $137,978
Unearned premium reserve                                                                         55,945       52,799
Reinsurance premiums payable                                                                        641        2,635
Accrued expenses and other liabilities                                                            9,561        7,788
Debt                                                                                              1,304        2,707
Deferred income tax liability, net                                                                    -          217
                                                                                       ------------------------------
             Total liabilities                                                                  208,671      204,124
                                                                                       ------------------------------

Stockholders' equity:
Common Stock $1.60 par value 1,000,000 shares authorized
         and no shares issued and outstanding                                                         -            -

Common Stock $1.60 par value 3,200,000 shares authorized
         and 5,253,813 shares issued and outstanding                                                 53            -

Additional paid in capital                                                                       98,140            -
Retained earnings                                                                                 5,838       65,284
Net unrealized investment gains                                                                   6,710        8,998
Minimum pension liability adjustment                                                                  -        (118)
                                                                                       ------------------------------
             Total stockholders' equity                                                         100,741       74,164
                                                                                       ------------------------------
             Total Liabilities and Stockholders' Equity                                        $319,412     $278,288
                                                                                       ------------------------------

See accompanying notes to Consolidated Financial Statements.





FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
 ($ in thousands)

------------------------------------------------------------------------------------------------------------

Year Ended December 31                                                      1996        1995        1994
------------------------------------------------------------------------------------------------------------

Common stock
         Balance, beginning of year                                             $  -         $ -        $ -
         Common stock issued                                                      53           -          -
                                                                        ------------------------------------
         Balance, end of year                                                     53           -          -
                                                                        ------------------------------------

Additional paid in capital
         Balance, beginning of year                                                -           -          -
         Initial public offering and subscription offering, net               43,715           -          -
         Payments to policyholders                                          (12,210)           -          -
         Conversion of debt to common stock                                      265           -          -
         Demutualization of Farm Family Mutual                                66,370           -          -
                                                                        ------------------------------------
         Balance, end of year                                                 98,140           -          -
                                                                        ------------------------------------

Retained earnings
         Balance, beginning of year                                           65,284      55,678     52,152
         Net income                                                            6,924       9,606      3,526
         Demutualization of Farm Family Mutual                              (66,370)           -          -
                                                                        ------------------------------------
         Balance, end of year                                                  5,838      65,284     55,678
                                                                        ------------------------------------


Net unrealized appreciation (depreciation) of investments
         Balance, beginning of year                                            8,998     (2,701)      8,360
         Change in unrealized appreciation (depreciation), net               (2,288)      11,699   (11,061)
                                                                        ------------------------------------
         Balance, end of year                                                  6,710       8,998    (2,701)
                                                                        ------------------------------------

Minimum pension liability adjustment
         Balance, beginning of year                                            (118)           -          -
         Minimum pension liability adjustment                                    118       (118)          -
                                                                        ------------------------------------
         Balance, end of year                                                      -       (118)          -
                                                                        ------------------------------------
Total Stockholders' Equity                                                  $100,741     $74,164    $52,977
                                                                        ------------------------------------


See accompanying notes to Consolidated Financial Statements.




FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Statements of Consolidated Cash Flows
 ($ in thousands)

-----------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                               1996         1995         1994
                                                                                     ----         ----         ----
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $6,924       $9,606      $3,526
                                                                                 --------------------------------------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Realized investment (gains) losses                                                   640        (912)     (1,340)
     Amortization of bond discount                                                        130           62          77
     Deferred income taxes                                                              (505)          581         596
     Extraordinary item - demutualization expense                                       1,543            -           -
     Changes in:
         Reinsurance receivables                                                        3,030        1,254       1,910
         Premiums receivable                                                            (872)      (3,062)     (2,732)
         Deferred acquisition costs                                                     (155)      (1,856)        (39)
         Accrued investment income                                                      (601)        (213)       (426)
         Prepaid reinsurance premiums                                                    (80)         (58)       (367)
         Receivable from affiliates                                                   (2,273)      (3,293)       1,699
         Other assets                                                                   (283)          742       (803)
         Reserves for losses and loss adjustment expenses                               3,242       10,024       4,477
         Unearned premium reserve                                                       3,146        3,956       4,541
         Reinsurance premiums payable                                                 (1,994)      (1,394)           4
         Accrued expenses and other liabilities                                         1,497        1,001     (2,030)
         Income taxes payable                                                               -            -       (459)
                                                                                 --------------------------------------
         Total adjustments                                                              6,465        6,832       5,108
                                                                                 --------------------------------------
         Net cash provided by operating activities before extraordinary item           13,389       16,438       8,634
         Extraordinary item - demutualization expense                                 (1,543)            -           -
                                                                                 --------------------------------------
         Net cash provided by operating activities                                     11,846       16,438       8,634
                                                                                 --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales:
    Fixed maturities available for sale                                                 5,670       28,466      26,102
    Other invested assets                                                                 144            -         732
Investment collections:
    Fixed maturities available for sale                                                 9,405       15,435      16,025
    Fixed maturities held to maturity                                                   2,561          514         418
    Mortgage loans                                                                         77           68          58
Investment purchases:
    Fixed maturities available for sale                                              (58,430)     (58,339)    (54,010)
    Fixed maturities held to maturity                                                       -      (1,598)     (1,040)
    Equity securities                                                                 (2,042)            -           -
Change in short-term investments, net                                                   1,199      (3,519)          90
Change in other invested assets                                                           344          480       3,186
Proceeds from sale of property and equipment                                                -            -         711
                                                                                 --------------------------------------
         Net cash used in investing activities                                       (41,072)     (18,493)     (7,728)
                                                                                 --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from IPO and Subscription Offering                                            44,880            -           -
subscription
Demutualization payments to Policyholders and Noteholders                            (12,842)            -           -
IPO Expenses paid                                                                     (1,080)            -           -
Principal payments on debt                                                               (32)         (42)        (34)
                                                                                 --------------------------------------
         Net cash provided by (used in) financing activities                           30,926         (42)        (34)
                                                                                 --------------------------------------
         Net increase (decrease) in cash                                                1,700      (2,097)         872
Cash, beginning of year                                                                 2,410        4,507       3,635
                                                                                 --------------------------------------
Cash, end of year                                                                      $4,110       $2,410      $4,507
                                                                                 --------------------------------------

See accompanying notes to Consolidated Financial Statements.


         1.       Summary of Significant Accounting Policies

        Basis of Presentation:

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiary, Farm Family Casualty Insurance Company ("Farm Family Casualty") and its wholly owned subsidiary, Rural Agency and Brokerage, Inc., ("RAB") (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company provides property and casualty insurance coverages to members of the state Farm Bureau organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in the state Farm Bureau organizations is a prerequisite for voluntary insurance coverage, except for employees of the Company and its affiliates.

         The operations of the Company are closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life") and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family"). (see Note 10.) Farm Family Life is a stock life insurance company owned by the state Farm Bureau organizations of the ten states in which the Company operates. The Company and Farm Family Life are affiliated by common management, shared agents and employees and similar Boards of Directors.

        Investments:

         Fixed maturities include bonds, redeemable preferred stocks and mortgage-backed securities. Investments in fixed maturities which the Company has both the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Fixed maturities which may be sold prior to their contractual maturity are classified as available for sale and are carried at fair value. The difference between amortized cost and fair value of fixed maturities classified as available for sale, net of deferred income taxes, is reflected as a component of stockholders' equity.

         Equity securities include common and non-redeemable preferred stocks which are carried at fair value. The difference between cost and fair value of equity securities, less deferred income taxes, is reflected as a component of stockholders' equity.

         Mortgage loans are carried at their outstanding principal balance.

         The carrying values of all investments are reviewed on an ongoing basis. If this review indicates a decline in fair value below cost is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a specific write-down is taken. Such write-downs are included in realized investment gains and losses.

         Short-term investments are carried at cost which approximates fair value.

         Investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and dividends are recorded on the ex-dividend date. Interest income on mortgage-backed securities is determined on the effective yield method based on estimated principal repayments. Realized investment gains and losses are determined on a specific identification basis.

        Income Taxes:

         The income tax provision is calculated under the liability method. Deferred income tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the enacted tax rates. The principal assets and liabilities giving rise to such differences are reserves for losses and loss adjustment expenses, unearned premiums, and deferred acquisition costs. Deferred income taxes also arise from unrealized investment gains or losses on equity securities and fixed maturities classified as available for sale.

        Property-Liability Insurance Accounting:

         Premiums are deferred and earned on a pro rata basis over the terms of the respective policies. Amounts paid for ceded reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to premium. Premiums receivable are recorded at cost less an allowance for doubtful accounts.

         Policy acquisition costs that vary with and are primarily related to the production of business have been deferred. Deferred acquisition costs primarily consist of agents' compensation, premium taxes, and certain other underwriting expenses. Such deferred acquisition costs are amortized as premium revenue is recognized. Deferred acquisition costs are limited to their estimated realizable value, which gives effect to the premium to be earned, related investment income, and losses and loss adjustment expenses expected to be incurred as the premium is earned.

         Reserves for losses and loss adjustment expenses represent estimates of the ultimate amounts necessary to settle reported losses and a provision for incurred but not reported claims of insured losses. The reserve estimates are based on known facts and circumstances, including the Company's experience with similar cases and historical trends involving reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The reserves for losses and loss adjustment expenses include case basis estimates of reported losses, estimates of incurred but not reported losses based upon prior experience adjusted for current trends, and estimates of losses to be paid under assumed reinsurance contracts. Estimated amounts of recoverable salvage and subrogation are deducted from the reserves for losses and loss adjustment expenses. The establishment of appropriate reserves, as well as related amounts recoverable under reinsurance contracts is an inherently uncertain process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting adjustments, which may be material, are reflected in current operations (see Note 7).

         Net Income Per Share:
         The weighted average shares of common stock used in the computation of net income per share and income per share before extraordinary item were 3,979,115 in 1996 and 3,000,000 in 1995 and 1994. The weighted average shares of common stock in all periods give effect to the allocation of 3,000,000 shares of common stock to eligible policyholders on July 26, 1996 pursuant to Farm Family Casualty's conversion from a mutual company to a stockholder owned company.

    2.  Plan of Reorganization and Conversion

         On July 26, 1996, Farm Family Mutual Insurance Company ("Farm Family Mutual") converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and changed its name to Farm Family Casualty Insurance Company. The conversion was made pursuant to a Plan of Reorganization and Conversion ("the Plan"). As part of the Plan, Farm Family Holdings was formed and the policyholders received 2,237,000 shares of Farm Family Holdings common stock and $11,735,000 in cash in exchange for their membership interest in Farm Family Mutual.

         On July 23, 1996 Farm Family Holdings made an initial public offering of its common stock at a price of $16 per share. Farm Family Holdings received net proceeds of $41,453,000 for 2,786,000 shares sold in the initial public offering. In addition, Farm Family Holdings received $3,427,000 for 214,000 shares purchased by policyholders of Farm Family Mutual in a subscription offering.

         As part of the Plan, holders of Farm Family Mutual debt (see Note 8) could elect to exchange their debt instruments for shares of stock or cash. As a result, there were 17,000 shares and $1,107,000 in cash exchanged for debt with an outstanding principal amount of $1,371,000 plus accrued interest thereon.

         Farm Family Holdings has entered into an Option Purchase Agreement, dated February 14, 1996 (the "Option Purchase Agreement"), with the shareholders of Farm Family Life pursuant to which Farm Family Holdings has, for a two year period commencing on July 26, 1996, the option to acquire Farm Family Life subject to certain conditions, which include the approval of Farm Family Holdings' shareholders and applicable regulatory authorities. Although Farm Family Holdings believes that the acquisition of Farm Family Life would be desirable under apppropriate circumstances, Farm Family Holdings is not in a position at this time to predict with any certainty whether the option to acquire Farm Family Life will in fact be exercised. Farm Family Holdings' decision to exercise the option will depend, among other things, on the exercise price for the shares of Farm Family Life, an evaluation of the financial statements prepared in accordance with generally accepted accounting principles and prospects of Farm Family Life, the outcome of a vote by the Farm Family Holdings' shareholders, and the receipt of applicable regulatory approvals. Farm Family Life's financial statements are prepared on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. Financial statements for Farm Family Life prepared in accordance with generally accepted accounting principles do not currently exist.

    3.  Investments

        The amortized cost, fair value and gross unrealized gains and losses of available for sale securities and held to maturity securities at December 31, 1996 and 1995 are as follows:

             ($ in thousands)
         1996
         ----                                                                        Gross
         Available for Sale                                      Amortized         Unrealized           Fair
                                                                    Cost        Gains      Losses       Value
         Fixed maturities:
          U.S. Government & Agencies                               $18,401       $421         $79     $18,743
          States, Municipalities & Political Subdivisions           42,568      1,500         118      43,950
          Corporate                                                135,485      3,918       1,527     137,876
          Mortgage-backed Securities                                 9,676        666        ----      10,342
          Redeemable Preferred Stock                                 8,096        276          95       8,277
                                                              ------------------------------------------------
               Total fixed maturities                              214,226      6,781       1,819     219,188
         Equity securities                                           2,546      5,431          69       7,908
                                                              ------------------------------------------------
              Total Available for Sale                            $216,772    $12,212      $1,888    $227,096
                                                              ------------------------------------------------
         Held to Maturity
         Fixed maturities:
          States, Municipalities & Political Subdivisions           $5,423        $93         $34      $5,482
          Corporate                                                  4,359        186          54       4,491
                                                              ------------------------------------------------
              Total Held to Maturity                                $9,782       $279         $88      $9,973
                                                              ------------------------------------------------
          1995
         Available for Sale
         Fixed maturities:
          U.S. Government & Agencies                               $12,797       $596     $  ----     $13,393
          States, Municipalities & Political Subdivisions           21,871      1,675          66      23,480
          Corporate                                                119,319      7,040         987     125,372
          Mortgage-backed Securities                                10,985        995        ----      11,980
          Redeemable Preferred Stock                                 6,722        322          80       6,964
                                                              ------------------------------------------------
              Total fixed maturities                               171,694     10,628       1,133     181,189
         Equity securities                                             334      4,440          28       4,746
                                                              ------------------------------------------------
              Total Available for Sale                            $172,028    $15,068      $1,161    $185,935
                                                              ------------------------------------------------
         Held to Maturity
         Fixed maturities:
          States, Municipalities & Political Subdivisions           $5,925       $373     $  ----      $6,298
          Corporate                                                  6,461        354          13       6,802
                                                              ------------------------------------------------
              Total Held to Maturity                               $12,386       $727         $13     $13,100
                                                              ------------------------------------------------


     The table below presents the amortized cost and fair value of fixed maturities at December 31, 1996, by contractual maturity. Actual maturities may differ from contractual maturities as a result of prepayments.

($ in thousands)
                                                          Available for Sale           Held to Maturity
                                                          ------------------           ----------------
                                                        Amortized         Fair     Amortized        Fair
                                                             Cost        Value          Cost       Value
         Due in one year or less                             $771         $746          $350        $358
         Due after one year through five years             28,061       28,756           917         923
         Due after five years through ten years           100,668      102,102         3,186       3,173
         Due after ten years                               75,050       77,242         5,329       5,519
                                                     -------------------------- -------------------------
                                                          204,550      208,846         9,782       9,973
         Mortgage-backed securities                         9,676       10,342          ----        ----
                                                     -------------------------- -------------------------
            Total                                        $214,226     $219,188        $9,782      $9,973
                                                     -------------------------- -------------------------

     Unrealized investment gains and losses on fixed maturities classified as available for sale and equity securities included in stockholders' equity at December 31, 1996 are as follows:



             ($ in thousands)                        Cost/                                            Net
                                                   Amortized     Fair         Gross Unrealized    Unrealized
                                                     Cost        Value       Gains      Losses       Gains
                                                     ----        -----       -----      ------       -----
         Fixed maturities available for sale       $214,226    $219,188      $6,781      $1,819       $4,962
         Equity securities                            2,546       7,908       5,431          69        5,362
                                                -------------------------------------------------------------
         Total                                     $216,772    $227,096     $12,212      $1,888       10,324
                                                ------------------------------------------------
         Deferred income taxes                                                                         3,614
                                                                                                -------------
             Total                                                                                    $6,710
                                                                                                -------------

         The change in unrealized appreciation (depreciation) of investments included in stockholders' equity for the years ended December 31, 1996, 1995 and 1994 was as follows:

               ($ in thousands)                                                1996        1995          1994
                                                                               ----        ----          ----
         Fixed maturities available for sale                                 $(4,532)    $17,197     $(17,236)
         Equity securities                                                       950         802          477
         Other invested assets                                                    63         (63)        ----
                                                                       ----------------------------------------
                                                                              (3,519)    17,936       (16,759)
         Deferred income taxes                                                 1,231     (6,237)        5,698
                                                                       ----------------------------------------
         Total                                                               $(2,288)   $11,699      $(11,061)
                                                                       ----------------------------------------


The components of net investment income are as follows:

              ($ in thousands)
                                                                                   1996       1995        1994
                                                                                   ----       ----        ----
         Interest on fixed maturities                                           $15,612    $14,561     $13,546
         Dividends from equity securities                                            53         19          23
         Interest on mortgage loans                                                 169        180         182
         Interest on short-term investments                                         585        315         145
         Other, net                                                                ----      (406)       (381)
                                                                            -----------------------------------
            Gross investment income                                              16,419     14,669      13,515
         Investment expense                                                       (467)      (343)       (325)
                                                                            -----------------------------------
            Net investment income                                               $15,952    $14,326     $13,190
                                                                            -----------------------------------


A summary of realized investment gains (losses), net, as follows:

              ($ in thousands)
                                                                                   1996       1995        1994
                                                                                   ----       ----        ----
         Fixed maturities                                                        $(567)       $912      $1,241
         Equity securities                                                         ----       ----          99
         Other invested assets                                                     (73)       ----        ----
                                                                            -----------------------------------
         Total                                                                   $(640)       $912      $1,340
                                                                            -----------------------------------

    4.  Fair Value of Financial Instruments

         The estimated fair value of financial instruments has been determined using available market information and appropriate value methodologies. The estimated fair value of financial instruments are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. As a number of the Company's significant assets (including deferred acquisition costs, and deferred income taxes) and liabilities (including reserves for losses and loss adjustment expenses) are not considered financial instruments, the disclosures that follow do not reflect the fair value of the Company as a whole.

         The following table presents the carrying value and fair value of the Company's financial instruments at December 31, 1996 and 1995.

                                                                    December                  December
                                                                    31, 1996                  31, 1995
                                                                  -------------             ------------
                                                              Carrying        Fair     Carrying         Fair
               ($ in thousands)                                  Value       Value        Value        Value
               ----------------                                  -----       -----        -----        -----
         Assets
         Fixed maturities                                    $228,970    $229,161      $193,575     $194,289
         Equity securities                                       7,908       7,908        4,746        4,746
         Mortgage loans                                          1,745       1,745        1,822        1,822
         Cash and short-term investments                         9,443       9,443        8,942        8,942
         Premiums receivable, net                               22,663      22,663       21,791       21,791
         Receivable from affiliates, net                        16,133      16,133       13,860       13,860
         Accrued investment income and other assets              7,137       7,137        6,940        6,940
         Liabilities
         Accrued expenses and other liabilities                  9,561       9,561        7,788        7,788
         Debt                                                    1,304       1,304        2,707        2,707


The following methods and assumptions were used in estimating the fair value disclosures for the financial instruments:

Fixed maturities and equity securities -- The fair value is based upon quoted market prices where available or from independent pricing services.

Mortgage loans -- The fair value is based on discounted cash flows using discount rates at which similar loans would be made to borrowers with similar characteristics.

Cash and Short-term Investments -- Due to their short-term, highly liquid nature, their carrying value approximates fair value.

Premiums Receivable, net; Accrued Investment Income and Other Assets; Receivable from Affiliates, net; and Accrued Expenses and Other Liabilities -- Due to their short-term nature, their carrying value approximates fair value.

Debt -- The fair value is based on discounted cash flows using current borrowing rates for similar debt arrangements.

    5.  Reinsurance

         The Company assumes and cedes insurance to participate in the reinsurance market, limit maximum losses and minimize exposure on large risks. Reinsurance contracts do not relieve the Company from its obligations to policyholders as the primary insurer. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities and economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Amounts recoverable are regularly evaluated by the Company and an allowance for uncollectible reinsurance is provided when collection is in doubt. At December 31, 1996 and 1995, the Company determined it was not necessary to provide an allowance for uncollectible reinsurance.

         The Company's reinsurance program also includes reinsurance agreements with United Farm Family. (see Note 10.) The effects of reinsurance on premiums written and earned, and losses and loss adjustment expenses incurred, for the years indicated were as follows:


                                                                           Year Ended December 31,
              ($ in thousands)                                                  1996          1995        1994
                                                                                ----          ----        ----
         Premiums written
         Direct                                                             $146,408      $135,963    $122,039
         Assumed                                                               6,462         6,261       7,577
         Ceded to United Farm Family                                         (9,336)       (9,237)     (9,776)
         Ceded to non-affiliates                                             (9,690)      (12,153)    (14,226)
                                                                        ---------------------------------------
             Premiums written, net of reinsurance                           $133,844      $120,834    $105,614
                                                                        ---------------------------------------

         Premiums earned
         Direct                                                             $142,794      $131,717    $117,384
         Assumed                                                               6,931         6,552       7,690
         Ceded to United Farm Family                                         (9,334)       (9,238)     (9,750)
         Ceded to non-affiliates                                             (9,611)      (12,095)    (13,858)
                                                                        ---------------------------------------
             Premiums earned, net of reinsurance                            $130,780      $116,936    $101,466
                                                                        ---------------------------------------

         Losses and loss adjustment expenses incurred
         Direct                                                              $99,954       $91,176     $91,467
         Assumed                                                               4,630         4,658       4,513
         Ceded to United Farm Family                                         (7,277)       (6,604)     (7,378)
         Ceded to non-affiliates                                             (2,330)       (6,046)     (5,922)
                                                                        ---------------------------------------
             Losses and loss adjustment expenses incurred,
                 net of reinsurance                                          $94,977       $83,184     $82,680
                                                                        ---------------------------------------

6.      Income Taxes

         The components of the deferred income tax assets and liabilities at December 31, 1996 and 1995 are as follows:

               ($ in thousands)

         Deferred Income Tax Assets                                                      1996             1995
         --------------------------                                                      ----             ----
         Reserves for losses and loss adjustment expenses                                $4,423          $4,444
         Unearned premium reserve                                                         3,774           3,559
         Accrued expenses and other liabilities                                             797             474
         Investments                                                                        148              68
                                                                               ---------------------------------
                 Total deferred income tax assets                                         9,142           8,545
                                                                               ---------------------------------
         Deferred Income Tax Liabilities
         Deferred acquisition costs                                                       3,739           3,685
         Unrealized investment gains, net                                                 3,614           4,846
         Other assets                                                                       269             231
                                                                               ---------------------------------
                 Total deferred income tax liabilities                                    7,622           8,762
                                                                               ---------------------------------
                      Net deferred income tax asset (liability)                          $1,520          $(217)
                                                                               ---------------------------------


         There was no valuation allowance for deferred income tax assets as of December 31, 1996 or 1995. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Management primarily considered the existence of taxable income in the carryback period in making this assessment and believes the benefits of the deductible differences recognized as of December 31, 1996 and 1995 will ultimately be realized.

         The components of income tax expense (benefit) are as follows:


              ($ in thousands)                                       Year Ended December 31,
              ----------------                                       -----------------------
                                                                   1996         1995        1994
                                                                   ----         ----        ----
         Current                                                 $4,181       $4,403        $851
         Deferred                                                 (505)          581         596
                                                          ---------------------------------------
         Total income tax expense                                $3,676       $4,984      $1,447
                                                          ---------------------------------------

         The Company paid income taxes of $4,592,000,  $3,952,000 and $2,209,000 in 1996, 1995 and 1994 respectively.

         A reconciliation of the differences between the Company's effective rates of tax and the United States federal income tax rates follows:

                                                                    Year Ended December 31,
                                                                    -----------------------
         ($ in thousands)                                 % of                % of                 % of
                                                          Pretax              Pretax               Pretax
                                                     1996   Income       1995   Income        1994   Income
                                                     ----   ------       ----   ------        ----   ------
         Income tax provision at prevailing        $4,147   34.18%     $5,006   34.31%      $1,691   34.00%
         rates
         Tax effect of:
         Tax exempt interest income                 (107)    (.88)       (11)    (.08)        (67)   (1.35)
         Dividends received deduction               (156)   (1.29)      (148)   (1.01)       (140)   (2.81)
         Other, net                                 (208)   (1.71)        137      .94        (37)    (.74)
                                                 -----------------------------------------------------------
         Federal income tax expense                $3,676   30.30%     $4,984   34.16%      $1,447   29.10%
                                                 -----------------------------------------------------------

7.      Reserves for Losses and Loss Adjustment Expenses

         As described in Note 1, the Company establishes reserves for losses and loss adjustment expenses on reported and incurred but not reported claims of insured losses. The establishment of appropriate reserves for losses and loss adjustment expenses is an inherently uncertain process and the ultimate cost may vary materially from the recorded amounts. Reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current operations.

         The following table provides a reconciliation of beginning and ending liability balances for reserves for losses and loss adjustment expenses for the years ended December 31, 1996, 1995 and 1994.


                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                 1996        1995         1994
                                                                                 ----        ----         ----
         ($ in thousands)
         Reserves for losses and loss adjustment
               expenses at beginning of year                                 $137,978    $127,954     $123,477
         Less reinsurance recoverables and receivables                         28,655      28,230       28,761
                                                                          -------------------------------------
         Net reserves for losses and loss adjustment
               expenses at beginning of year                                  109,323      99,724       94,716
                                                                          -------------------------------------
         Incurred losses and loss adjustment expenses:
         Provision for insured events of current year                         100,418      88,366       86,370
         Decrease in provision for
                insured events of prior years                                  (5,441)     (5,182)      (3,690)
                                                                          -------------------------------------
                  Total incurred losses and loss adjustment expenses           94,977      83,184       82,680
                                                                          -------------------------------------
         Payments:
         Losses and loss adjustment expenses
             attributable to insured events of current year                    50,122      40,519       43,232
         Losses and loss adjustment expenses
             attributable to insured events of prior years                     39,795      33,066       34,440
                                                                          -------------------------------------
             Total Payments:                                                   89,917      73,585       77,672
                                                                          -------------------------------------
         Net reserves for losses and loss
              adjustment expenses at end of year                              114,383     109,323       99,724
         Plus reinsurance recoverables and receivables                         26,837      28,655       28,230
                                                                          -------------------------------------
         Reserves for losses and loss adjustment
             expenses at end of year                                         $141,220    $137,978     $127,954
                                                                          -------------------------------------

        The Company does not discount reserves for losses and loss adjustment expenses except for certain lifetime workers' compensation indemnity reserves it assumes from mandatory pools. The amount of such discounted reserves was $4,184,000 (net of a discount of $1,185,000), $4,754,000
        (net of a discount of $1,192,000), and $4,876,000 (net of a discount of $1,217,000) for December 31, 1996, 1995 and 1994, respectively.

        8. Debt

         At December 31, 1996, debt consists of $301,000 of debentures and $1,003,000 of subordinated surplus certificates. The debentures and subordinated surplus certificates bear interest at the rate of 8% per annum, have no maturity date, and principal and interest are repayable only with the approval of the Insurance Department of the State of New York. No single holder holds more than 5% of the outstanding debentures or subordinated surplus certificates. The Company paid interest of $279,000, $217,000 and $220,000 for the years ended December 31, 1996,
         1995 and 1994, respectively.

         At December 31, 1996, the Company had an available line of credit with a bank for $2,000,000. There were no amounts outstanding on this line of credit at December 31, 1996.

    9.     Benefits Plans

        Pension Plan:
         The Company and Farm Family Life sponsor a qualified multi-employer noncontributory defined benefit pension plan covering substantially all of the Company's and Farm Family Life's full-time employees who meet the eligibility requirements. Benefits under the pension plan are primarily based upon the employee's length of service and the employee's average compensation for certain periods during the last years of employment. The Company's funding policy for its defined benefit pension plan is to make annual contributions in accordance with accepted actuarial cost methods subject to regulatory funding limitations. Effective January 1, 1997, the Company and Farm Family Life froze benefits available through the defined benefit plan. In addition, the Company implemented a voluntary early retirement program in the fourth quarter of 1996. (See note 14).

         The net pension expense for the plan is as follows:


                                                                                   Year Ended December 31,
         ($ in thousands)                                                       1996          1995        1994
                                                                                ----          ----        ----
         Service cost                                                           $869          $708        $777
         Interest cost on projected benefit obligation                         1,411         1,384       1,225
         Actual return on plan assets                                          (854)       (1,844)       (401)
         Net amortization (deferral)                                           (447)           632       (756)
         Voluntary early retirement program                                    2,069          ----        ----
                                                                        ---------------------------------------
             Total pension expense                                            $3,048          $880        $845
                                                                        ---------------------------------------

         The Company's portion of net periodic pension expense, excluding the expense of the voluntary early retirement program, for the years ended December 31, 1996, 1995 and 1994 was $617,000, $537,000 and $516,000,
         respectively. In addition, the Company's portion of the expense related to the voluntary early retirement program was $1,155,000 for 1996.

         Assumptions used in the determination of pension obligations and assets were:

                                                                                    Year Ended December 31,
                                                                                1996          1995        1994
                                                                                ----          ----        ----

         Weighted-average discount rate                                        7.00%         6.40%       7.90%
         Rate of increase in compensation levels                               4.00%         3.40%       4.90%
         Expected long-term rate of return on plan assets                      8.00%         8.00%       8.00%


         The following table summarizes the funded status of the pension plan:


                                                                                        Year Ended December 31,
                                                                                            1996           1995
                                                                                            ----           ----
               ($ in thousands)
         Actuarial present value of benefit obligations:
              Vested                                                                     $21,075        $17,901
              Nonvested                                                                      ---            338
                                                                                --------------------------------
         Accumulated benefit obligation                                                   21,075         18,239
         Effect of projected future salary increases on past service                         ---          3,204
                                                                                --------------------------------
         Projected benefit obligation                                                     21,075         21,443
         Plan assets at fair value                                                        18,881         17,112
                                                                                --------------------------------
         Projected benefit obligation in excess of plan assets                          $(2,194)       $(4,331)
                                                                                --------------------------------



         The accrued pension liability of the plan was as follows:

                                                                                        Year Ended December 31,
                                                                                           1996            1995
                                                                                           ----            ----
                ($ in thousands)
          Projected benefit obligation in excess of plan assets                        $(2,194)        $(4,331)
          Unrecognized prior service asset                                                  ---             114
          Unrecognized net gain from past
                experience different from that assumed                                      ---           3,880
          Unrecognized net asset at transition                                              ---           (558)
          Minimum liability adjustment                                                      ---           (232)
                                                                                 -------------------------------
          Accrued pension liability                                                    $(2,194)        $(1,127)
                                                                                 -------------------------------



         Incentive Savings Plan:

         The Company and Farm Family Life sponsor an employee incentive savings plan which is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of this plan, employees may contribute 1% to 16% of their eligible compensation, with up to 6% being eligible for matching contributions from the Company. In addition, the Company contributed 1% of eligible compensation up to $240 to the plan for all eligible employees in 1996, 1995, and 1994. Effective January 1, 1997, the Company will contribute to the plan a regular contribution of 3% of eligible compensation and a matching contribution of 25% of the first 6% of eligible compensation deferred by each eligible employee. Also, Company may elect to make additional discretionary contributions to the plan. The Company's expense associated with the plan was $182,000, $138,000 and $155,000 in 1996, 1995 and 1994, respectively.

        Postretirement Benefits Other Than Pensions:

         The Company and Farm Family Life provide life insurance benefits for retired employees meeting certain age and length of service requirements. The Company's postretirement benefit plan is currently unfunded and noncontributory. Benefits under the postretirement benefit plan are provided by a group term life insurance policy.

         Effective January 1, 1995, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", which changed the accounting for the Company's postretirement benefit plan from a cash basis by requiring accrual of the expected cost of providing benefits under the plan during the years that the employee renders the necessary service to the Company.

         Net periodic postretirement benefit expense for the plan included the following:

                                                                                      Year Ended December 31,
                                                                                      -----------------------
         ($ in thousands)                                                                    1996          1995
         ----------------                                                                    ----          ----
         Service cost                                                                         $27           $37
         Interest cost                                                                         63            73
         Return on assets                                                                     ---           ---
         Amortization of transition obligation                                                 47            47
          Voluntary early retirement program                                                   41           ---
                                                                                    ----------------------------
                    Total                                                                    $178          $157
                                                                                    ----------------------------


         The Company incurred postretirement benefit expense on a cash basis of $6,000 for the year ended December 31, 1994. The Company's portion of net periodic postretirement benefit expense, excluding the expense related to the voluntary early retirement program, for each of the years ended December 31, 1996 and 1995 was $66,000. In addition, the Company's portion of the expense related to the voluntary early retirement program was $22,000 for 1996.

         The plan's postretirement benefit obligation reconciled with the plan's funded status and the amount recognized in the Company's consolidated balance sheets was as follows:

                                                                                       Year Ended December 31,
          ($ in thousands)                                                                 1996           1995
         Accumulated postretirement benefit obligation:
              Retirees                                                                   $(487)         $(534)
              Other fully eligible plan participants                                      (182)          (260)
              Other active plan participants                                              (293)          (452)
                                                                                  -----------------------------
              Obligation at year-end                                                      (962)        (1,246)
         Plan assets                                                                        ---            ---
                                                                                  -----------------------------
         Funded status                                                                    (962)        (1,246)
         Unrecognized transition obligation                                                 805            893
         Unrecognized net loss                                                             (95)            238
                                                                                  -----------------------------
                Accrued postretirement benefit liability at year-end                     $(252)         $(115)
                                                                                  -----------------------------


         The discount rate used to determine the accumulated postretirement benefit obligation was 7.0% at December 31, 1996 and 6.4% at December 31, 1995.

   10.  Related Party Transactions

         The operations of the Company are closely related with those of Farm Family Life and Farm Family Life's wholly owned subsidiary, United Farm Family. The affiliated Companies operate under similar Boards of Directors and have similar senior management. The affiliated Companies share home office premises, branch office facilities, data processing equipment, certain personnel and other operational expenses. Expenses are shared based on each Company's estimated level of usage. The gross shared expenses and the Company's share of such expenses is summarized below:

         ($ in thousands)                             Company's Share
                                                      ---------------
                                     Gross Shared
                                       Expenses         Amount     Percentage
         Year Ended December 31,
          1996                          $30,689        $19,912            65%
          1995                           26,650         16,182             61
          1994                           23,833         14,402             60

         Farm Family Life held $813,000 of the Company's debentures in 1994 and 1995. In July 1996 the Company repurchased the debentures owned by Farm Family Life for the principal amount of $813,000 plus accrued interest of $37,000. The Company incurred interest expense of $37,000 in 1996 and $65,000 in 1995 and 1994 on the debentures held by Farm Family Life. During 1994, the Company sold its data processing equipment to Farm Family Life at net book value.

         The Company's reinsurance program includes reinsurance agreements with United Farm Family. In accordance with the provisions of these reinsurance agreements, the Company recognized commission income (expenses) of approximately $191,000, $2,000, and ($39,000) during the years ended December 31, 1996, 1995 and 1994, respectively. A summary of the effect of the reinsurance agreements with United Farm Family on premiums written and earned is described in Note 5.

         Receivable from affiliates represents amounts due from United Farm Family pursuant to a reinsurance agreement and amounts due from Farm Family Life and United Farm Family for shared expenses.

         Currently, Farm Family Life and its wholly owned subsidiary, United Farm Family, prepare their financial statements in accordance with statutory accounting practices. Such practices vary significantly from generally accepted accounting practices. The following financial information was derived from the statutory basis financial statements for Farm Family Life and United Farm Family as of and for the year ended December 31, 1996:

         ($ in thousands)                  Total   Statutory        Net
                                          Assets    Surplus       Income
         Farm Family Life                $721,129     $74,081     $8,111
         United Farm Family                31,378      13,571      2,134

11.     Dividends From Subsidiaries and Statutory Financial Information

        Farm Family Casualty is restricted by law as to the amount of dividends it can pay without the approval of regulatory authorities.

        Net income and Surplus of Farm Family Casualty, as determined in accordance with statutory accounting practices are as follows:

         ($ in thousands)                 1996             1995           1994
                                          ----             ----           ----
         Net income                     $7,221           $6,735         $3,196
         Surplus                        83,194           55,916         42,870

        rance Commissioners ("NAIC") has adopted risk based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company's mix of products and its balance sheet. The implementation of RBC is not expected to affect the operations of Farm Family Casualty since its Total Adjusted Capital exceeds the threshold level of regulatory action, as defined by the NAIC.

   12.  Commitments, Contingencies and Uncertainties

         The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on its consolidated financial condition.
                  Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. Since the Company operates primarily within the Northeastern U.S., it is subject to a concentration of risk within this geographic region. For the years ended December 31, 1996, 1995 and 1994, approximately 61%, 60% and 58%, respectively, of the Company's direct written premiums were derived from policies written in the states of New York and New Jersey. The Company uses its reinsurance program to mitigate the impact on net income of large or unusual losses and loss adjustment expense activity. However, the Company is required by law to participate in a number of involuntary reinsurance pools and such pools may from time to time experience deficits which could result in losses to the Company.

         The Company is a party to Membership List Purchase Agreements with each of the state Farm Bureaus in the ten states in which it conducts business. The Membership List Purchase Agreements are for six years commencing on January 1, 1996. For the year ended December 31, 1996, the Company paid a total of $571,000 to the Farm Bureaus pursuant to the Membership List Purchase Agreements. For the years ended December 31, 1995 and 1994, the Company paid $547,000 and $516,000, respectively, to the Farm Bureaus under substantially similar Membership List Purchase Agreements in effect for such periods.

         Pursuant to an agreement between the Company and its agents and agency managers, subject to certain conditions including length of service and profitability, certain agents and agency managers are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded from commissions earned on the agent's or agency manager's book of business subsequent to the termination of the agent's association with the Company in accordance with the Company's agreement with the successor agents and agency managers. In the event that such commissions are insufficient to fund the extended earnings payments, the Company would be responsible for such payments. The aggregate outstanding amount of the extended earnings payments which former agents and agency managers are entitled to receive for a period of up to eight years subsequent to December 31, 1996 is $3,341,000.

   13.  Unaudited Interim Financial Information

                                                                           Quarter Ended
         ($ in thousands except per share data)        March 31    June 30       September 30      December 31
                                                       --------    -------       ------------      -----------
         1996
        Revenues                                          $35,810   $36,106           $37,264         $37,817
        Net income before extraordinary item                  823     2,533             3,462           1,649
        Net income                                            302     1,637             3,336           1,649
        Per share:
          Net income before extraordinary item              $0.27     $0.84             $0.75           $0.31
          Net income                                                   0.55              0.72            0.31
                                                             0.10

         1995
        Revenues                                          $31,585   $32,770           $34,145         $34,514
        Net income before extraordinary item                2,922     2,106             3,173           1,405
        Net income                                          2,922     2,106             3,173           1,405
        Per share:
          Net income before extraordinary item              $0.97     $0.70             $1.06           $0.47
          Net income                                         0.97      0.70              1.06            0.47


14.     Extraordinary Item and Non-Recurring Expenses

         During 1996, the Company incurred expenses of $1,543,000 related to the demutualization of Farm Family Mutual which the Company has identified as an extraordinary item. These expenses consisted primarily of printing, postage, and legal costs.

         Pursuant to the Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", the Company recorded a non-recurring expense, net of an income tax benefit of $412,000, of $765,000, for the Company's share of the costs of a voluntary early retirement program offered to certain eligible employees in 1996. Eligibility for the program was based on age and years of service.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Farm Family Holdings, Inc.


     We have audited the accompanying consolidated balance sheets of Farm Family Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farm Family Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                            COOPERS & LYBRAND L.L.P.


Albany, New York
February 13, 1997

                           FARM FAMILY HOLDINGS, INC.
                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

Subsidiaries                                                          State
------------                                                          -----

Farm Family Casualty Insurance Company ("FFCIC")is a wholly
 owned subsidiary of Farm Family Holdings, Inc.                         NY

Rural Agency and Brokerage, Inc. ("RAB") is a wholly owned
 subsidiary of FFCIC.                                                   NY

Rural Insurance Agency and Brokerage of Massachusetts, Inc.
is a wholly owned subsidiary of RAB.                                    MA

R.A.A.B of W. Va., Inc. is a wholly owned subsidiary of RAB.            WV

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FARM FAMILY HOLDINGS, INC.


                                     By:     /s/  Philip P. Weber
                                     -----------------------------
                                     Philip P. Weber, President
                                     March 21, 1997

                                                        SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                  President  and CEO
/s/ Philip P. Weber               (Principal Executive Officer)             /s/ Daniel R. LaPointe     Director
----------------------------------                                          ---------------------------
Philip P. Weber                   March 6, 1997                             Daniel R. LaPointe         March 6, 1997

                                  Executive Vice President - Finance &
                                  Treasurer
/s/ Timothy A. Walsh              (Principal Financial & Accounting         /s/ John W. Lincoln        Director
                                  Officer)
----------------------------------                                          ---------------------------
Timothy A. Walsh                  March 6, 1997                             John W. Lincoln            March 6, 1997


/s/ Robert L. Baker               Director                                  /s/ Wayne A. Mann          Director
----------------------------------                                          ---------------------------
Robert L. Baker                   March 6, 1997                             Wayne A. Mann              March 6, 1997


/s/ Randolph C. Blackmer, Jr.     Director                                                             Director
----------------------------------                                          ---------------------------
Randolph C. Blackmer, Jr.         March 6, 1997                             John P. Moskos             March 6, 1997


/s/ Fred G. Butler, Sr.           Director                                  /s/ Norma R. O'Leary       Director
----------------------------------                                          ---------------------------
Fred G. Butler, Sr.               March 6, 1997                             Norma R. O'Leary           March 6, 1997


/s/ Joseph E. Calhoun             Director                                                             Director
----------------------------------                                          ---------------------------
Joseph E. Calhoun                 March 6, 1997                             John I. Rigolizzo, Jr.     March 6, 1997


/s/ James V. Crane                Director                                  /s/ Harvey T. Smith        Director
----------------------------------                                          ---------------------------
James V. Crane                    March 6, 1997                             Harvey T. Smith            March 6, 1997


/s/ Stephen J. George             Director                                                             Director
----------------------------------                                          ---------------------------
Stephen J. George                 March 6, 1997                             Howard T. Sprow            March 6, 1997


                                  Director                                  /s/ William M. Stamp, Jr.  Director
----------------------------------                                          ---------------------------
Gordon H. Gowen                   March 6, 1997                             William M. Stamp, Jr.      March 6, 1997


/s/ Jon R. Greenwood              Director                                  /s/ Richard D. Tryon       Director
----------------------------------                                          ---------------------------
Jon R. Greenwood                  March 6, 1997                             Richard D. Tryon           March 6, 1997


/s/ Clark W. Hinsdale III         Director                                  /s/ Charles A. Wilfong     Director
----------------------------------                                          ---------------------------
Clark W. Hinsdale III             March 6, 1997                             Charles A. Wilfong         March 6, 1997


/s/ Richard A. Jerome             Director                                  /s/ Tyler P. Young         Director
----------------------------------                                          ---------------------------
Richard A. Jerome                 March 6, 1997                             Tyler P. Young             March 6, 1997


/s/ Arthur D. Keown, Jr.          Director
----------------------------------
Arthur D. Keown, Jr.              March 6, 1997
