Form 10-K/A
period 1996-12-31
FARM FAMILY HOLDINGS INC
filed 1997-04-15
CIK 1013564

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

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

         Securities  registered pursuant to Section 12(b)of the

                                               Name of each exchange
       Title of each class                      on which registered
       -------------------                      -------------------
 Common Stock, par value $0.01                 New York Stock Exchange
 per share (the "Common Stock")

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

                       Documents Incorporated By Reference

Portions of the following documents are incorporated by reference as follows:

    Documents Incorporated                                    Part of Form 10K
    ----------------------                                    ----------------

Farm Family Holdings, Inc.                                         I and II
Annual Report to Stockholders
for the fiscal year ended
December 31, 1996
(the "Annual Report")

Farm Family Holdings, Inc.                                           III
Proxy Statement for the
1997 Annual Meeting of
Stockholders
(the "Proxy Statement")

         The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997, as set forth in the pages attached hereto:

     Part IV: Item 14(a)3. Exhibits: Exhibit 13 - Farm Family Holdings, Inc.
                                     1996 Annual Report



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  Farm Family Holdings, Inc.
                                                           Registrant

                                                   By:   /s/ Philip P. Weber
                                                   -------------------------
                                                   Philip P. Weber, President
                                                   April 10, 1997

Exhibit 13

Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Corporate Profile
-----------------
The following discussion and analysis of financial condition and results of operations includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiary, Farm Family Casualty Insurance Company ("Farm Family Casualty") and Farm Family Casualty's wholly owned subsidiary, Rural Agency and Brokerage, Inc. (collectively referred to as the "Company"). The operations of the Company are also closely related with those of its affiliates, Farm Family Life Insurance Company and Farm Family Life Insurance Company's wholly owned subsidiary, United Farm Family Insurance Company.

Conversion and Initial Public Offering
--------------------------------------
On July 26, 1996, Farm Family Mutual Insurance Company ("Farm Family Mutual") converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings pursuant to a Plan of Reorganization and Conversion (the "Plan of Conversion"). In addition, Farm Family Mutual was renamed Farm Family Casualty Insurance Company. As part of the Plan of Conversion, Farm Family Holdings was formed and the Farm Family Mutual policyholders received 2,237,000 shares of Farm Family Holding's common stock and $11,735,000 in cash in exchange for their membership interest in Farm Family Mutual.

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

Farm Family
-----------
Farm Family Casualty is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities principally in the Northeastern United States. Farm Family Casualty provides property and casualty insurance coverages to members of the state Farm Bureau(R) organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in a state Farm Bureau organization is a prerequisite for voluntary insurance coverage (except for employees of the Company and its affiliates). Associate Farm Bureau memberships are generally available to persons not engaged in agricultural businesses.

Operating Environment
---------------------
The operating results of companies in the property and casualty insurance industry have historically been subject to fluctuations due to competition, economic conditions, weather and various other factors. Factors affecting the results of operations of the property and casualty industry include price competition and aggressive marketing which historically have resulted in higher combined loss and expense ratios. The Company's premium revenue is a function of changes in average premiums per policy and the growth in the number of policies. Premium rates are regulated by the state insurance departments in the states in which the Company operates. Because of the nature of the property and casualty insurance industry, it is difficult to predict future trends in the industry's overall combined losses and profitability. The Company's operating results are subject to significant fluctuations from period to period depending upon, among other factors, the frequency and severity of losses from weather related and other catastrophic events, the effect of competition and regulation on the pricing of products, changes in interest rates, general economic conditions, tax laws and the regulatory environment. As a condition of its license to do business in various states, the Company is required to participate in a variety of mandatory residual market mechanisms (including mandatory pools) which provide certain insurance (most notably automobile insurance) to consumers who are otherwise unable to obtain such coverages from private insurers. Residual market premium rates for automobile insurance have generally been inadequate. The amount of future losses or assessments from residual market mechanisms can not be predicted with certainty and could have a material adverse effect on the Company's results of operations.

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

Products
--------
The Special Farm Package is a flexible, multi-line package of insurance coverages which the Company regards as its "flagship" product. For the year ended December 31, 1996, 24.5% of the Company's total direct written premiums were derived from the Special Farm Package product.

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

Expense Management
------------------
During the fourth quarter of 1996, the Company announced the implementation of a voluntary early retirement program and other changes to the Company's benefit plans as part of its continuous expense management program. The Company recorded a nonrecurring charge, net of an income tax benefit of $412,000, of $765,000 for the Company's share of the costs of this voluntary early retirement program. Eligibility for the program was based on age and years of service. In addition, effective January 1, 1997, the Company froze benefits available through its defined benefit plan and enhanced its defined contribution plan. As a result, the Company's contributions to the defined contribution plan will vary to a greater extent based upon the Company's profitability than the contributions previously required to fund its defined benefit plan. The Board of Directors also approved a stock option plan, subject to shareholder approval, and an annual incentive plan for officers.

RESULTS OF OPERATIONS

The Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

Premiums
--------
Premium revenue increased $13.9 million or 11.8%, during the year ended December 31, 1996 to $130.8 million from $116.9 million in 1995. The increase in premium revenue in 1996 resulted from an increase of $11.1 million in earned premiums on additional business directly written by the Company (principally in New York and New Jersey) and an increase of $2.4 million in earned premiums retained by the Company and not ceded to reinsurers, in addition to an increase of $0.4 million in earned premiums assumed. The $11.1 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $9.9 million, or 9.2%, in earned premiums from the Company's primary products (personal and commercial automobile policies other than assigned risk business, the Special Farm Package, businessowners policies, homeowners policies, and Special Home Package) and to an increase of $0.7 million in earned premiums on workers' compensation business. The number of policies in force related to the Company's primary products increased by 8.6% to approximately 114,000 in 1996 from approximately 105,000 in 1995 and the average premium earned for each such policy increased by 0.6% in 1996. The $2.4 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which the earned premiums ceded by the Company were reduced.

Net Investment Income
---------------------
Net investment income increased $1.6 million or 11.3% to $15.9 million for the year ended December 31, 1996 from $14.3 million in 1995. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately $34.7 million, or 17.7%. The increase in average cash and invested assets was primarily attributable to the net proceeds of $31.0 million from the initial public offering and subscription offering received in July 1996. The return realized on the Company's cash and invested assets was 7.5% in 1996 and 7.6% in 1995.

Net Realized  Investment Gains (Losses)
---------------------------------------
Net realized investment losses were $0.6 million for the year ended December 31, 1996 compared to a gain of $0.9 million in 1995.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $11.8 million, or 14.2%, to $95.0 million for the year ended December 31, 1996 from $83.2 million in 1995. The increase in losses and loss adjustment expenses was primarily attributable to the overall growth in the Company's business, as well as the frequency of weather related losses in the Northeastern United States during the three months ended March 31, 1996. Loss and loss adjustment expenses were 72.6% of premium revenue in 1996 compared to 71.1% of premium revenue in 1995. Losses believed to be weather related aggregated $10.6 million in 1996 compared to $5.2 million in 1995.

Underwriting Expenses
---------------------
Underwriting expenses increased $3.3 million, or 9.3%, to $38.2 million for the year ended December 31, 1996 from $34.9 million for the same period in 1995. For the year ended December 31, 1996, underwriting expenses were 29.2% of premium revenue compared to 29.8% in 1995. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period.

Federal Income Tax Expense
--------------------------
Federal income tax expense decreased $1.3 million to $3.7 million in 1996 from $5.0 million in 1995. Federal income tax expense was 30.3% of income before federal income taxes in 1996 compared to 34.2% in 1995. The decrease in the Company's effective federal income tax rate was primarily attributable to an increase in tax exempt interest income in 1996.

Net Income
----------
Net income decreased $2.7 million to $6.9 million in 1996 from $9.6 million in 1995 primarily as a result of the foregoing factors and the impact of $1.5 million of expenses related to the Plan of Conversion which the Company has identified as an extraordinary item. In addition, the Company implemented a voluntary early retirement program which resulted in a one time charge to earnings, net of an income tax benefit of $0.4 million, of $0.8 million in the last quarter of 1996.

The Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

Premiums
--------
Premium revenue increased $15.5 million or 15.2%, during the year ended December 31, 1995 to $116.9 million from $101.5 million in 1994. The increase in premium revenue in 1995 resulted from an increase of $14.3 million in earned premiums on additional business directly written by the Company (principally in New York and New Jersey) and an increase of $2.3 million in earned premiums retained by the Company and not ceded to reinsurers, which were partially offset by a decrease of $1.1 million in earned premiums assumed. The $14.3 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $10.8 million, or 11.1%, in earned premiums from the Company's primary products (personal and commercial automobile policies other than assigned risk business, the Special Farm Package, businessowners policies, homeowners policies, and Special Home Package) and to an increase of $1.8 million in earned premiums on assigned risk business. The number of policies in force related to the Company's primary products increased by 8.4% to approximately 105,000 in 1995 from approximately 97,000 in 1994 and the average premium earned for each such policy increased by 2.5% in 1995. The $2.3 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which both the amount of earned premiums ceded by the Company and the ceding commissions received by the Company were reduced. The $1.1 million decrease in earned premiums assumed was attributable to a reduction in premiums assumed from mandatory pools as a result of the depopulation of such pools.

Net Investment Income
---------------------
Net investment income increased $1.1 million or 8.6% to $14.3 million for the year ended December 31, 1995 from $13.2 million in 1994. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately $17.2 million, or 9.6%. The return realized on the Company's cash and invested assets was 7.6% in 1995 and 1994.

Net Realized Investment Gains
-----------------------------
Net realized investment gains were $0.9 million for the year ended December 31, 1995 compared to $1.3 million in 1994.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $0.5 million, or 0.6%, to $83.2 million for the year ended December 31, 1995 from $82.7 million in 1994. The increase in losses and loss adjustment expenses was primarily attributable to the overall growth in the Company's business and was significantly offset by a reduction in the loss and loss adjustment expense ratio. Loss and loss adjustment expenses were 71.1% of premium revenue in 1995 compared to 81.5% of premium revenue in 1994. The decrease in the loss and loss adjustment expense ratio was primarily attributable to improved loss ratios on the Company's personal and commercial automobile lines and to a decline in the frequency and severity of weather related property losses in 1995 as compared with 1994. Losses believed to be weather related aggregated $5.2 million in 1995 compared to $7.9 million in 1994. To a much lesser extent, the decrease in the loss and loss adjustment expense ratio on assumed reinsurance also contributed to the decrease in the Company's overall loss and loss adjustment expense ratio during 1995.



Underwriting Expenses
---------------------
Underwriting expenses increased $6.1 million, or 21%, to $34.9 million for the year ended December 31, 1995 from $28.8 million for the same period in 1994. For the year ended December 31, 1995, underwriting expenses were 29.8% of premium revenue compared to 28.4% in 1994. A reduction in 1994 of $2.2 million in amounts accrued for the Company's share of the deficit of the New Jersey Market Transition Facility had a favorable impact on the Company's underwriting expense ratio in that year. Without taking into account the effect of this reduction, underwriting expenses in 1994 would have been 30.5% of premium revenue

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $3.6 million to $5.0 million in 1995 from $
1.4 million in 1994. Federal income tax expense was 34.2% of income before federal income tax expense in 1995 compared to 29.1% in 1994. The increase in the Company's effective federal income tax rate was primarily attributable to the increase in income before federal income tax expense, certain expenses related to the Plan of Conversion , and reductions in tax exempt interest income in 1995.

Net Income
----------
Net income increased $6.1 million to $9.6 million in 1995 from $3.5 million in 1994 primarily as a result of the foregoing factors.

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


FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
 ($ in thousands)


--------------------------------------------------------------------------------------------------------------------

For the Years Ended December 31,                                                    1996          1995         1994
--------------------------------------------------------------------------------------------------------------------

Revenues:
         Premiums                                                               $130,780      $116,936     $101,466
         Net investment income                                                    15,952        14,326       13,190
         Realized investment gains (losses), net                                   (640)           912        1,340
         Other income                                                                905           840          696
                                                                          ------------------------------------------
             Total revenues                                                      146,997       133,014      116,692
                                                                          ------------------------------------------

Losses and Expenses:
         Losses and loss adjustment expenses                                      94,977        83,184       82,680
         Underwriting expenses                                                    38,160        34,902       28,768
         Early retirement program expense                                          1,177             -            -
         Interest expense                                                            167           216          220
         Dividends to policyholders                                                  373           122           51
                                                                          ------------------------------------------
            Total losses and expenses                                            134,854       118,424      111,719
                                                                          ------------------------------------------

Income before federal income tax expense and extraordinary item                   12,143        14,590        4,973

Federal income tax expense                                                         3,676         4,984        1,447
                                                                          ------------------------------------------

Income before extraordinary item                                                   8,467         9,606        3,526

Extraordinary item - demutualization expenses                                      1,543             -            -
                                                                          ------------------------------------------

Net income                                                                        $6,924        $9,606       $3,526
                                                                          ------------------------------------------

Per Common Share:
    Income before extraordinary item                                               $2.13         $3.20        $1.18
                                                                          ------------------------------------------

    Net income                                                                     $1.74         $3.20        $1.18
                                                                          ------------------------------------------
                                                                          ------------------------------------------
See accompanying notes to Consolidated Financial Statements.



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
THE COMPANY MUTUAL INSURANCE COMPANY
Consolidated Balance Sheets
 ($ in thousands)


As of December 31,                                                                                             1995
                                                                                             1996
ASSETS

Investments:
   Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $214,226 in 1996 and $171,694 in 1995 )                               $219,188     $181,189
     Held to maturity, at amortized cost
        (Fair value: $9,973 in 1996 and $13,100 in 1995)                                          9,782       12,386
   Equity securities
     Available for sale, at fair value
         (Cost: $2,546 in 1996 and $334 in 1995)                                                  7,908        4,746
   Mortgage loans                                                                                 1,745        1,822
   Other invested assets                                                                            748        1,246
   Short-term investments                                                                         5,333        6,532
                                                                                       ------------------------------
             Total investments                                                                  244,704      207,921
                                                                                       ------------------------------

Cash                                                                                              4,110        2,410
Insurance receivables:
   Reinsurance receivables                                                                       10,743       13,773
   Premiums receivable                                                                           22,663       21,791
Deferred acquisition costs                                                                       10,682       10,527
Accrued investment income                                                                         4,861        4,260
Deferred income tax asset, net                                                                    1,520            -
Prepaid reinsurance premiums                                                                      1,944        1,864
Receivable from affiliates, net                                                                  16,133       13,860
Other assets                                                                                      2,052        1,882
                                                                                       ------------------------------
             Total Assets                                                                      $319,412     $278,288
                                                                                       ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Reserves for losses and loss adjustment expenses                                               $141,220     $137,978
Unearned premium reserve                                                                         55,945       52,799
Reinsurance premiums payable                                                                        641        2,635
Accrued expenses and other liabilities                                                            9,561        7,788
Debt                                                                                              1,304        2,707
Deferred income tax liability, net                                                                    -          217
                                                                                       ------------------------------
             Total liabilities                                                                  208,671      204,124
                                                                                       ------------------------------
Commitments and contingencies
-----------------------------
Stockholders' equity:
Preferred stock $.01 par value 1,000,000 shares authorized
         and no shares issued and outstanding                                                         -            -

Common stock $.01 par value 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                                 53            -

Additional Paid in Capital                                                                       98,140            -
Retained earnings                                                                                 5,838       65,284
Net unrealized investment gains                                                                   6,710        8,998
Minimum pension liability adjustment                                                                  -        (118)
                                                                                       ------------------------------
             Total stockholders' equity                                                         110,741       74,164
                                                                                       ------------------------------
             Total Liabilities and Stockholders' Equity                                        $319,412     $278,288
                                                                                       ------------------------------

See accompanying notes to Consolidated Financial Statements.



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
 ($ in thousands)

------------------------------------------------------------------------------------------------------------

For the Years Ended December 31,                                            1996        1995        1994
------------------------------------------------------------------------------------------------------------
Common stock
         Balance, beginning of year
                                                                                $  -         $ -        $ -
         Common stock issued                                                      53           -          -
                                                                        ------------------------------------
         Balance, end of year                                                     53           -          -
                                                                        ------------------------------------

Additional Paid in Capital
         Balance, beginning of year                                                -           -          -
         Initial public offering and subscription offering, net               43,715           -          -
         Payments to policyholders                                           (12,210)          -          -
         Conversion of debt to common stock                                      265           -          -
         Demutualization of Farm Family Mutual                                66,370           -          -
                                                                        ------------------------------------
         Balance, end of year                                                 98,140           -          -
                                                                        ------------------------------------

Retained earnings
         Balance, beginning of year                                           65,284      55,678     52,152
         Net income                                                            6,924       9,606      3,526
         Demutualization of Farm Family Mutual                               (66,370)          -          -
                                                                        ------------------------------------

         Balance, end of year                                                  5,838      65,284     55,678
                                                                        ------------------------------------


Net unrealized appreciation (depreciation) of investments
         Balance, beginning of year                                            8,998     (2,701)      8,360
         Change in unrealized appreciation (depreciation), net                (2,288)    11,699     (11,061)
                                                                        ------------------------------------
         Balance, end of year                                                  6,710      8,998      (2,701)
                                                                        ------------------------------------

Minimum pension liability adjustment
         Balance, beginning of year                                             (118)        -            -
         Minimum pension liability adjustment                                    118       (118)          -
                                                                        ------------------------------------
         Balance, end of year                                                      -       (118)          -
                                                                        ------------------------------------

Total Stockholders' Equity                                                  $110,741     $74,164    $52,977
                                                                        ------------------------------------
                                                                        ------------------------------------

See accompanying notes to Consolidated Financial Statements.



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Statements of Consolidated Cash Flows
 ($ in thousands)

-----------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                     1996         1995         1994
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                             $6,924       $9,606      $3,526
                                                                                 --------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                   640         (912)     (1,340)
     Amortization of bond discount                                                        130           62          77
     Deferred income taxes                                                               (505)         581         596
     Extraordinary item - demutualization expense                                       1,543            -           -
     Changes in:
         Reinsurance receivables                                                        3,030        1,254       1,910
         Premiums receivable, net                                                        (872)      (3,062)     (2,732)
         Deferred acquisition costs                                                      (155)      (1,856)        (39)
         Accrued investment income                                                       (601)        (213)       (426)
         Prepaid reinsurance premiums                                                     (80)         (58)       (367)
         Receivable from affiliates, net                                               (2,273)      (3,293)      1,699
         Other assets                                                                    (283)         742        (803)
         Reserves for losses and loss adjustment expenses                               3,242       10,024       4,477
         Unearned premium reserve                                                       3,146        3,956       4,541
         Reinsurance premiums payable                                                  (1,994)      (1,394)          4
         Accrued expenses and other liabilities                                         1,497        1,001      (2,030)
         Income taxes payable                                                               -            -        (459)
                                                                                 --------------------------------------
         Total adjustments                                                              6,465        6,832       5,108
                                                                                 --------------------------------------
         Net cash provided by operating activities before extraordinary item           13,389       16,438       8,634
         Extraordinary item - demutualization expenses                                 (1,543)           -           -
                                                                                 --------------------------------------
         Net cash provided by operating activities                                     11,846       16,438       8,634
                                                                                 --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales:
    Fixed maturities available for sale                                                 5,670       28,466      26,102
    Other invested assets                                                                 144            -         732
Investment collections:
    Fixed maturities available for sale                                                 9,405       15,435      16,025
    Fixed maturities held to maturity                                                   2,561          514         418
    Mortgage loans                                                                         77           68          58
Investment purchases:
    Fixed maturities available for sale                                               (58,430)     (58,339)    (54,010)
    Fixed maturities held to maturity                                                       -       (1,598)     (1,040)
    Equity securities                                                                  (2,042)           -           -
Change in short-term investments, net                                                   1,199       (3,519)         90
Change in other invested assets                                                           344          480       3,186
Proceeds from sale of property and equipment                                                -            -         711
                                                                                 --------------------------------------
         Net cash used in investing activities                                        (41,072)     (18,493)     (7,728)
                                                                                 --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from IPO and Subscription Offerings                                           44,880            -           -
subscription
Demutualization payments to Policyholders and Noteholders                             (12,842)           -           -
IPO Expenses paid                                                                      (1,080)           -           -
Principal payments on debt                                                                (32)         (42)        (34)
                                                                                 --------------------------------------
         Net cash provided by (used in) financing activities                           30,926          (42)        (34)
                                                                                 --------------------------------------
         Net increase (decrease) in cash                                                1,700       (2,097)        872
Cash, beginning of year                                                                 2,410        4,507       3,635
                                                                                 --------------------------------------
Cash, end of year                                                                      $4,110       $2,410      $4,507
                                                                                 --------------------------------------
                                                                                 --------------------------------------
See accompanying notes to Consolidated Financial Statements.


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

         Farm Family Holdings has entered into an Option Purchase Agreement, dated February 14, 1996 (the "Option Purchase Agreement"), with the shareholders of Farm Family Life pursuant to which Farm Family Holdings has, for a two year period commencing on July 26, 1996, the option to acquire Farm Family Life subject to certain conditions, which include the approval of Farm Family Holdings' shareholders and applicable regulatory authorities. Although Farm Family Holdings believes that the acquisition of Farm Family Life would be desirable under appropriate circumstances, Farm Family Holdings is not in a position at this time to predict with any certainty whether the option to acquire Farm Family Life will in fact be exercised. Farm Family Holdings' decision to exercise the option will depend, among other things, on the exercise price for the shares of Farm Family Life, an evaluation of the financial statements prepared in accordance with generally accepted accounting principles and prospects of Farm Family Life, the outcome of a vote by the Farm Family Holdings' shareholders, and the receipt of applicable regulatory approvals. Farm Family Life's financial statements are prepared on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. Financial statements for Farm Family Life prepared in accordance with generally accepted accounting principles do not currently exist.

    3.  Investments

        The amortized cost, fair value and gross unrealized gains and losses of available for sale securities and held to maturity securities at December 31, 1996 and 1995 are as follows:


             ($ in thousands)
         1996                                                     Amortized     Gross Unrealized        Fair
         Available for Sale                                          Cost     Gains         Losses     Value
         ------------------                                          ----     -----         ------     -----
         Fixed maturities:
          U.S. Government & Agencies                               $18,401       $421         $79     $18,743
          States, Municipalities & Political Subdivisions           42,568      1,500         118      43,950
          Corporate                                                135,485      3,918       1,527     137,876
          Mortgage-backed Securities                                 9,676        666        ----      10,342
          Redeemable Preferred Stock                                 8,096        276          95       8,277
                                                              ------------------------------------------------
               Total fixed maturities                              214,226      6,781       1,819     219,188
         Equity securities                                           2,546      5,431          69       7,908
                                                              ------------------------------------------------
              Total Available for Sale                            $216,772    $12,212      $1,888    $227,096
                                                              ------------------------------------------------
         Held to Maturity
         ----------------
         Fixed maturities:
          States, Municipalities & Political Subdivisions           $5,423        $93         $34      $5,482
          Corporate                                                  4,359        186          54       4,491
                                                              ------------------------------------------------
              Total Held to Maturity                                $9,782       $279         $88      $9,973
                                                              ------------------------------------------------
          1995
         Available for Sale
         ------------------
         Fixed maturities:
          U.S. Government & Agencies                               $12,797       $596     $  ----     $13,393
          States, Municipalities & Political Subdivisions           21,871      1,675          66      23,480
          Corporate                                                119,319      7,040         987     125,372
          Mortgage-backed Securities                                10,985        995        ----      11,980
          Redeemable Preferred Stock                                 6,722        322          80       6,964
                                                              ------------------------------------------------
              Total fixed maturities                               171,694     10,628       1,133     181,189
         Equity securities                                             334      4,440          28       4,746
                                                              ------------------------------------------------
              Total Available for Sale                            $172,028    $15,068      $1,161    $185,935
                                                              ------------------------------------------------
         Held to Maturity
         ----------------
         Fixed maturities:
          States, Municipalities & Political Subdivisions           $5,925       $373     $  ----      $6,298
          Corporate                                                  6,461        354          13       6,802
                                                              ------------------------------------------------
              Total Held to Maturity                               $12,386       $727         $13     $13,100
                                                              ------------------------------------------------


              The table below presents the amortized cost and fair value of fixed maturities at December 31, 1996, by contractual maturity. Actual maturities may differ from contractual maturities as a result of prepayments.


            ($ in thousands)                                     Available                   Held to
                                                                  for Sale                   Maturity
                                                               -------------              -------------
                                                        Amortized         Fair     Amortized        Fair
                                                             Cost        Value          Cost       Value
                                                             ----        -----          ----       -----
         Due in one year or less                             $771         $746          $350        $358
         Due after one year through five years             28,061       28,756           917         923
         Due after five years through ten years           100,668      102,102         3,186       3,173
         Due after ten years                               75,050       77,242         5,329       5,519
                                                     -------------------------- -------------------------
                                                          204,550      208,846         9,782       9,973
         Mortgage-backed securities                         9,676       10,342          ----        ----
                                                     -------------------------- -------------------------
            Total                                        $214,226     $219,188        $9,782      $9,973
                                                     -------------------------- -------------------------



Unrealized investment gains and losses on fixed maturities classified as available for sale and equity securities included in stockholders' equity at December 31, 1996 are as follows:


             ($ in thousands)                        Cost/                                             Net
                                                  Amortized      Fair         Gross Unrealized     Unrealized
                                                     Cost        Value       Gains       Losses       Gains
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

         The following table presents the carrying value and fair value of the Company's financial instruments at December 31, 1996 and 1995.


                                                              December 31, 1996          December 31, 1995
                                                              -----------------          -----------------
                                                              Carrying        Fair     Carrying         Fair
               ($ in thousands)                                  Value       Value        Value        Value
               ----------------                                  -----       -----        -----        -----
         Assets
         ------
         Fixed maturities                                    $228,970    $229,161      $193,575     $194,289
         Equity securities                                       7,908       7,908        4,746        4,746
         Mortgage loans                                          1,745       1,745        1,822        1,822
         Cash and short-term investments                         9,443       9,443        8,942        8,942
         Premiums receivable, net                               22,663      22,663       21,791       21,791
         Receivable from affiliates, net                        16,133      16,133       13,860       13,860
         Accrued investment income and other assets              7,137       7,137        6,940        6,940
         Liabilities
         -----------
         Accrued expenses and other liabilities                  9,561       9,561        7,788        7,788
         Debt                                                    1,304       1,304        2,707        2,707


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

         The Company's reinsurance program also includes reinsurance agreements with United Farm Family. (see Note 10.)

         The effects of reinsurance on premiums written and earned, and losses and loss adjustment expenses incurred, for the years indicated were as follows:


                                                                               Year Ended December 31,
                                                                               -----------------------
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


              ($ in thousands)                                       Year Ended December 31,
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

         A reconciliation of the differences between the Company's effective rates of tax and the United States federal income tax rates follows:

                                                                      Year Ended December 31,
                                                                      -----------------------
         ($ in thousands)                                    % of                % of                 % of
                                                            Pretax              Pretax               Pretax
                                                     1996   Income       1995   Income        1994   Income
                                                     ----   ------       ----   ------        ----   ------
         Income tax provision at prevailing rates  $4,147   34.18%     $5,006   34.31%      $1,691   34.00%
         Tax effect of:
         Tax exempt interest income                  (107)    (.88)       (11)    (.08)        (67)   (1.35)
         Dividends received deduction                (156)   (1.29)      (148)   (1.01)       (140)   (2.81)
         Other, net                                  (208)   (1.71)       137      .94         (37)    (.74)
                                                 -----------------------------------------------------------
         Federal income tax expense                $3,676   30.30%     $4,984   34.16%      $1,447   29.10%
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

                                                                                 Year Ended December 31,
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

         Net periodic postretirement benefit expense for the plan included the following:


                                                                                       Year Ended December 31,
         ($ in thousands)                                                                    1996          1995
         Service cost                                                                         $27           $37
         Interest cost                                                                         63            73
         Return on assets                                                                     ---           ---
         Amortization of transition obligation                                                 47            47
          Voluntary early retirement program                                                   41           ---
                                                                                    ----------------------------
                    Total                                                                    $178          $157
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

         The plan's postretirement benefit obligation reconciled with the plan's funded status and the amount recognized in the Company's consolidated balance sheets was as follows:

                                                                                     Year Ended December 31,
          ($ in thousands)                                                                 1996           1995
                                                                                           ----           ----
         Accumulated postretirement benefit obligation:
              Retirees                                                                   $(487)         $(534)
              Other fully eligible plan participants                                      (182)          (260)
              Other active plan participants                                              (293)          (452)
                                                                                  -----------------------------
              Obligation at year-end                                                      (962)        (1,246)
         Plan assets                                                                        ---            ---
                                                                                  -----------------------------
         Funded status                                                                    (962)        (1,246)
         Unrecognized transition obligation                                                 805            893
         Unrecognized net loss                                                             (95)            238
                                                                                  -----------------------------
                Accrued postretirement benefit liability at year-end                     $(252)         $(115)
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

         ($ in thousands)                                                          Company's Share
                                                                                   ---------------
                                                                    Gross Shared
                                                                        Expenses         Amount     Percentage
                                                                        --------         ------     ----------
         Year Ended December 31,
          1996                                                           $30,689        $19,912            65%
          1995                                                            26,650         16,182             61
          1994                                                            23,833         14,402             60


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


         ($ in thousands)                                                         Total   Statutory        Net
                                                                                 Assets     Surplus     Income
                                                                                 ------     -------     ------
         Farm Family Life                                                      $721,129     $74,081     $8,111
         United Farm Family                                                      31,378      13,571      2,134



11.              Dividends From Subsidiaries and Statutory Financial Information

         Farm Family Casualty is restricted by law as to the amount of dividends it can pay without the approval of regulatory authorities.

        Net income and Surplus of Farm Family Casualty, as determined in accordance with statutory accounting practices are as follows:


         ($ in thousands)                                                 1996             1995           1994
                                                                          ----             ----           ----
         Net income                                                     $7,221           $6,735         $3,196
         Surplus                                                        83,194           55,916         42,870


        The National Association of Insurance Commissioners ("NAIC") has adopted risk based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company's mix of products and its balance sheet. The implementation of RBC is not expected to affect the operations of Farm Family Casualty since its Total Adjusted Capital exceeds the threshold level of regulatory action, as defined by the NAIC.

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

   13.  Unaudited Interim Financial Information

                                                                         Quarter Ended
                                                                         -------------
         ($ in thousands except per share data)        March 31    June 30    September 30      December 31
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