Form 10-Q
period 1997-03-31
FARM FAMILY HOLDINGS INC
filed 1997-05-15
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997
                           Commission File No. 1-11941


                           FARM FAMILY HOLDINGS, INC.
                    A Delaware Corporation IRS No. 14-1789227

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares outstanding of the issuer's common stock as of May 14, 1997 is 5,253,813.

                           FARM FAMILY HOLDINGS, INC.

                                      INDEX



   Part I.   Financial Information

         Item 1. Financial Statements of Farm Family Holdings, Inc. (unaudited) Consolidated Balance Sheets
                  March 31, 1997 and December 31, 1996

                  Consolidated Statements of Income -
                  Three months ended March 31, 1997 and 1996

                  Consolidated Statements of Cash Flow Three months ended March 31, 1997 and 1996

                  Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  Part II.   Other Information

         Item 6.  Exhibits and Reports on Form 8-K


                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                               (Unaudited)
                                                                              March 31, 1997  December 31, 1996

---------------------------------------------------------------------------------------------------------------
Assets
Investments:
     Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $222,868 in 1997 and $214,226 in 1996 )                    $223,181          $219,188
     Held to maturity, at amortized cost
        (Fair value: $9,565 in 1997 and $9,973 in 1996)                                9,563             9,782
   Equity securities
     Available for sale, at fair value
            (Cost: $2,676 in 1997 and $2,546 in 1996)                                  8,078             7,908
   Mortgage loans                                                                      1,725             1,745
   Other invested assets                                                                 873               748
   Short-term investments                                                              4,549             5,333
---------------------------------------------------------------------------------------------------------------
             Total investments                                                       247,969           244,704
---------------------------------------------------------------------------------------------------------------
Cash                                                                                   3,886             4,110
Insurance receivables:
   Reinsurance receivables                                                            10,401            10,743
   Premiums receivable, net                                                           25,554            22,663
Deferred acquisition costs                                                            10,721            10,682
Accrued investment income                                                              4,473             4,861
Deferred income tax asset, net                                                         3,294             1,520
Prepaid reinsurance premiums                                                           2,391             1,944
Receivable from affiliates, net                                                       16,079            16,133
Other assets                                                                           1,995             2,052
---------------------------------------------------------------------------------------------------------------
             Total Assets                                                           $326,763          $319,412
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                 $143,205          $141,220
   Unearned premium reserve                                                           58,143            55,945
   Reinsurance premiums payable                                                        2,059               641
   Accrued expenses and other liabilities                                             11,261             9,561
   Debt                                                                                1,293             1,304
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       215,961           208,671
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock $.01 par value 1,000,000 shares authorized
         and no shares issued and outstanding                                              -                 -

    Common stock $.01 par value 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                      53                53
    Additional Paid in Capital                                                        98,140            98,140
    Retained earnings                                                                  8,894             5,838
    Net unrealized investment gains                                                    3,715             6,710
---------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              110,802           110,741
---------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                             $326,763          $319,412
---------------------------------------------------------------------------------------------------------------

 See accompanying notes to Consolidated Financial Statements.



                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)


                                                                                            (Unaudited)
                                                                                            Three Months
                                                                                               Ended
                                                                                              March 31,
                                                                                            1997       1996
-----------------------------------------------------------------------------------------------------------------

Revenues:
     Premiums                                                                             $34,973        $31,676
     Net investment income                                                                  4,416          3,858
     Realized investment gains  (losses), net                                                (90)             63
     Other income                                                                             220            213
-----------------------------------------------------------------------------------------------------------------
                   Total revenues                                                          39,519         35,810
-----------------------------------------------------------------------------------------------------------------
Losses and Expenses:
     Losses and loss adjustment expenses                                                   24,697         25,722
     Underwriting expenses                                                                 10,090          8,787
     Interest expense                                                                          26             54
     Dividends to policyholders                                                                38             27
-----------------------------------------------------------------------------------------------------------------
             Total losses and expenses                                                     34,851         34,590
-----------------------------------------------------------------------------------------------------------------
Income before federal income tax expense and extraordinary item                             4,668          1,220
Federal income tax expense                                                                  1,612            397
-----------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                            3,056            823
Extraordinary item - demutualization expenses                                                   -            521
-----------------------------------------------------------------------------------------------------------------
             Net income                                                                    $3,056           $302
-----------------------------------------------------------------------------------------------------------------

Per Common Share:
         Income before extraordinary item                                                   $0.58          $0.27
-----------------------------------------------------------------------------------------------------------------
         Net income                                                                         $0.58          $0.10
-----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                                     5,253,813      3,000,000
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.






                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                                                                          (Unaudited)
                                                                                         For the Three
                                                                                             Months
                                                                                         Ended March 31,

                                                                                      1997             1996
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
-------------------------------------
Net income                                                                                 $3,056           $302
-----------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income
              to net cash provided by operating activities:
    Realized investment (gains) losses                                                         90           (63)
    Amortization of bond discount                                                              48             32
    Deferred income taxes                                                                   (160)            169
    Extraordinary item - demutualization expenses                                               -            521
    Changes in:
         Reinsurance receivables                                                              342          1,065
         Premiums receivable                                                              (2,891)        (1,157)
         Deferred acquisition costs                                                          (39)           (24)
         Accrued investment income                                                            388            243
         Prepaid reinsurance premiums                                                       (447)          (129)
         Receivable from affiliates                                                            54        (1,080)
         Other assets                                                                          57          (161)
         Reserves for losses and loss adjustment expenses                                   1,985          2,341
         Unearned premium reserve                                                           2,198          1,200
         Reinsurance premiums payable                                                       1,418        (1,559)
         Accrued expenses and other liabilities                                             1,700          (256)
-----------------------------------------------------------------------------------------------------------------
            Total adjustments                                                               4,743          1,142
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities before extraordinary item             7,799          1,444
            Extraordinary item - demutualization expenses                                       -          (521)
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                       7,799            923
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTiNG ACTIVITIES
------------------------------------
Proceeds from sales:
    Fixed maturities available for sale                                                     3,514          3,918
    Equity securities                                                                        (56)            151
Investment collections:
    Fixed maturities available for sale                                                     3,303          4,274
    Fixed maturities held to maturity                                                         207            172
    Mortgage loans                                                                             20             19
Investment purchases:
    Fixed maturities available for sale                                                  (15,528)       (14,023)
    Fixed maturities held to maturity                                                       (131)              -
Change in short-term investments, net                                                         784          5,894
Change in other invested assets                                                             (125)             65
-----------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by investing activities                           (8,012)            470
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
------------------------------------
Principal payments on debt                                                                   (11)            (9)
-----------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                            (11)            (9)
-----------------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash                                                 (224)          1,384
Cash, beginning of period                                                                   4,110          2,410
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                        $3,886         $3,794
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.


Notes to Consolidated Financial Statements

     1.   Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiary, Farm Family Casualty Insurance Company ("Farm Family Casualty"), (collectively referred to as the "Company"). Farm Family Holdings was incorporated under Delaware law on February 12, 1996 for the purpose of becoming the parent holding company of Farm Family Casualty under a Plan of Reorganization and Conversion (the "Plan"). On July 26, 1996, Farm Family Holdings completed its initial public offering of 2,470,000 shares of its common stock. Concurrent with the consummation of Farm Family Holdings initial public offering, Farm Family Mutual Insurance Company converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings pursuant to the Plan. Also, Farm Family Mutual Insurance Company was renamed Farm Family Casualty Insurance Company. In addition to the 2,470,000 shares sold in the initial public offering and the 315,826 shares sold in the underwriters' over-allotment, Farm Family Holdings distributed 2,253,813 shares to policyholders and surplus note holders, and sold 214,174 shares in a subscription offering. As a result, Farm Family Holdings had 5,253,813 shares outstanding as of July 26, 1996.

     The per share information presented on the accompanying consolidated statements of income gives effect in the three months ended March 31, 1996 to the allocation of 3,000,000 shares of common stock to eligible policyholders on July 26, 1996 pursuant to the Plan. The financial information presented on the accompanying consolidated balance sheets, consolidated statements of income, and consolidated statements of cash flows for the three months ended March 31, 1996 is for Farm Family Mutual Insurance Company and subsidiary.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 1997, and the consolidated results of operations for the three months ended March 31, 1997 and 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

     2.  Future Application of Accounting Standards

     Financial Accounting Standards No. 128 - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the diluted EPS computation.

     Management has not yet made a determination of the impact, if any, that the adoption of this standard would have on per share disclosures included in the consolidated financial statements.

     3.  Subsequent Events

     At the Annual Meeting of Stockholders held on April 22, 1997, the Company's Omnibus Securities Plan, and grants of stock options under this plan, were approved. The Company plans to follow the disclosure requirements and expense recognition alternatives that are addressed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

The following discussion includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiary, Farm Family Casualty Insurance Company ("Farm Family Casualty") (collectively referred to as the "Company"). The operations of the Company are also closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life") and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family").

Farm Family Casualty is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities primarily in the Northeastern United States. Farm Family Casualty provides property and casualty insurance coverages to members of the state Farm Bureau(R) organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in a state Farm Bureau organization is a prerequisite for voluntary insurance coverage (except for employees of the Company and its affiliates).

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

For the three month periods ended March 31, 1997 and 1996, 36.3% and 37.5%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 23.8% and 21.5%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

Certain statements made herein or elsewhere by or on behalf of the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to,: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, (iii) statements of future economic performance and (iv) assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. Such risks and uncertainties include, but are not limited to, the following: exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio and other risks included in this Report on Form 10-Q and other risk factors listed from time to time in the Company's Securities and Exchange Commission Filings. In addition, forward-looking statements are based on management's knowledge and judgment as of the date that such statements are made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations
---------------------

The Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

Premiums
--------
Premium revenue increased $3.3 million or 10.4%, during the three months ended March 31, 1997 to $35.0 million from $31.7 million for the same period in 1996. The increase in premium revenue in 1997 resulted from an increase of $3.3 million in earned premiums on additional business directly written by the Company, and an increase of $1.2 million in earned premiums assumed which was offset by an increase of $1.2 million in earned premiums ceded to reinsurers and not retained by the Company. The $3.3 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $3.8 million, or 13.1%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) which was partially offset by a decrease of $0.2 million in earned premiums from the Company's assigned risk business and a decrease of $0.3 million in earned premiums from the Company's other products. The number of policies in force related to the Company's primary products increased by 9.8% to approximately 116,900 as of March 31, 1997 from approximately 106,500 as of March 31, 1996 and the average premium earned for each such policy increased by 3.0% during the three months ended March 31, 1997 compared to the same period in 1996. Net written premiums increased 12.1% to $36.7 million for the three months ended March 31, 1997 compared to $32.8 million for the same period in 1996. The increase in net written premiums is primarily attributable to the growth in direct writings to customers and, to a lessor extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings come from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, and Rhode Island. In addition, direct writings of all our primary products, particularly personal automobile, increased during the first quarter of 1997. During the three months ended March 31, 1997, the Company began to receive assigned risk automobile business in New Jersey. Such assigned risk business produced approximately $185,000 of premium revenue during the first quarter of 1997.

Net Investment Income
---------------------
Net investment income increased $0.5 million or 14.5% to $4.4 million for the three months ended March 31, 1997 from $3.9 million for the same period in 1996. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $48.3 million, or 24.4% from March 31, 1997 compared to March 31, 1996. The increase in average cash and invested assets was primarily attributable to the net proceeds of $31.0 million from the initial public offering and subscription offering received in July 1996. The return realized on the Company's cash and investments was 7.5% for the three months ended March 31, 1997 and 7.8% for the same period in 1996.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses decreased $1.0 million, or 4.0%, to $24.7 million for the three months ended March 31, 1997 from $25.7 million for the same period in 1996. Loss and loss adjustment expenses were 70.6% of premium revenue for the three months ended March 31, 1997 compared to 81.2% of premium revenue for the same period in 1996. The decrease in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the reduction in weather related losses. Losses believed to be weather related aggregated $2.1 million in the three months ended March 31, 1997 compared to $6.9 million for the same period in 1996.

Underwriting Expenses
---------------------
Underwriting expenses increased $1.3 million, or 14.8%, to $10.1 million for the three months ended March 31, 1997 from $8.8 million for the same period in 1996. For the three months ended March 31, 1997, underwriting expenses were 28.9% of premium revenue compared to 27.7% for the same period in 1996. The increase in underwriting expenses as a percent of premium revenue was primarily attributable to an increase in certain overhead expenses and improvements in the Company's accrual process. The underwriting expense ratio of 28.9% for the three months ended March 31, 1997 was less than the underwriting expense ratio of 29.2% for the year ended December 31, 1996.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $1.2 million to $1.6 million in 1997 from $0.4 million in 1996. Federal income tax expense was 34.5% of income before federal income tax expense for the three months ended March 31, 1997 compared to 32.5% for the same period in 1996.

Net Income
----------
Net income increased $2.8 million to $3.1 million for the three months ended March 31, 1997 from $0.3 million for the same period in 1996 primarily as a result of the foregoing factors and the impact of $0.5 million of expenses in the first quarter of 1996 related to the demutualization of the Company which the Company has identified as an extraordinary item.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $7.8 million and $0.9 million during the three month periods ended March 31, 1997 and 1996, respectively. The increase in net cash provided by operating activities during the three months ended March 31, 1997 was primarily attributable to the increase in net income and a decrease in payments for losses and loss adjustment expenses.

Net cash used in investing activities was $8.0 million during the three months ending March 31, 1997 compared to net cash provided by investing activities of $0.5 million for the same period in 1996 primarily as a result of a decrease in sales of short-term investments in the first three months of 1997.

The Company has in place unsecured lines of credit with two banks under which it may borrow up to $9.0 million. At March 31, 1997, no amounts were outstanding on these lines of credit. In addition, at March 31, 1997, Farm Family Casualty had $1.3 million principal amount of surplus notes outstanding. The surplus notes bear interest at the rate of eight percent per annum and have no maturity date. The principal and interest on the surplus notes are repayable only with the approval of the Superintendent of Insurance of New York State.

Future Application of Accounting Standards
------------------------------------------

Financial Accounting Standards No. 128 - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the diluted EPS computation.

Management has not yet made a determination of the impact, if any, that the adoption of this standard would have on per share disclosures included in the consolidated financial statements.

Subsequent Events
-----------------

At the Annual Meeting of Stockholders held on April 22, 1997, the Company's Omnibus Securities Plan, and grants of stock options under this plan, were approved. The Company plans to follow the disclosure requirements and expense recognition alternatives that are addressed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

Item 6:        Exhibits and Reports on Form 8-K


                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


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

**10.2               Amended and Restated Expense Sharing Agreement,  made effective as of February
                     14, 1996, by and among Farm Family Mutual Insurance Company,  Farm Family Life
                     Insurance Company and Farm Family Holdings, Inc.

*10.3 Indenture of Lease, made the 1st day of January 1988, between Farm Family Life Insurance Company and Farm Family
                     Mutual Insurance Company as amended by the Amendment to Lease, effective January 1, 1994

 10.4                Underlying  Multi-Line Per Risk  Reinsurance  Contract,  effective  January 1,
                     1995,  issued to Farm  Family  Mutual  Insurance  Company by The  Subscription
                     Reinsurer(s)  Executing the Interests and  Liabilities  Agreement(s)  Attached
                     Thereto,   as  amended  by  Addendum   No.  1,   effective   January  1,  1996
                     (Incorporated by reference to Registration  Statement No. 333-4446),  Addendum
                     No. 2,  effective  January 1, 1996,  Addendum No. 3,  effective  July 26, 1996
                     (Incorporated by reference to Farm Family Holdings,  Inc. Form 10-K), Addendum
                     No. 4, effective January 1, 1997

 10.5                Umbrella Quota Share Reinsurance  Contract,  effective January 1, 1995, issued to Farm Family  Mutual  Insurance  Company  and United  Farm Family  Insurance
                     Company,   as  amended  by  Addendum   No.  1,   effective   January  1,  1995
                     (Incorporated  by reference  to  Registration  Statement  No.  333-4446),  and
                     Addendum  No. 2 effective  July 26, 1996  (Incorporated  by  reference to Farm
                     Family Holdings, Inc. Form 10-K), Addendum No. 3, effective January 1, 1997

 10.6                Excess Catastrophe  Reinsurance  Contract effective January 1, 1996, issued to
                     Farm  Family  Mutual   Insurance   Company   (Incorporated   by  reference  to
                     Registration Statement No. 333-4446),  as amended by Addendum No. 1, Effective
                     July 26, 1996

*10.7                Assumption  Agreement,  commencing January 1, 1995, between Farm Family Mutual
                     Insurance Company and United Farm Family Insurance Company

*10.8                Service  Agreement,  made  effective  as of July 25, 1988 by and between  Farm
                     Family Mutual Insurance Company and United Farm Family Insurance Company

 10.9                Form of Membership List Purchase Agreement between Farm Family Mutual
                     Insurance Company and each of the Farm Bureaus (Incorporated by reference to
                     Registration Statement No. 333-4446) as amended by Amendment No. 1 to
                     Membership List Purchase Agreements effective July 26, 1996

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

*10.12               Farm Family Mutual Insurance Company Officer Severance Pay Plan, adopted effective August 1, 1994

*10.13               Farm Family Mutual Insurance Company  Supplemental  Employee  Retirement Plan,
                     adopted as of January 1, 1994

**10.14              Farm Family Holdings,  Inc. Directors' Deferred  Compensation Plan,  effective
                     January 1, 1997

**10.15              Farm Family Holdings,  Inc.  Officers' Deferred  Compensation Plan,  effective
                     January 1, 1997

**10.16              Farm Family Holdings, Inc. Annual Incentive Plan effective January 1, 1997

**10.17              Farm Family Supplemental  Savings and Profit Sharing Plan effective January 1,
                     1997

**10.18              Tax  Payment  Allocation  Agreement  effective  January 1, 1996 by and between
                     Farm Family Holdings, Inc. and Farm Family Casualty Insurance Company

  10.19              Excess  Catastrophe  Reinsurance  Contract  issued  to  Farm  Family  Casualty
                     Insurance Company effective January 1, 1997

  11                 Computation of Earnings per  Share




*Incorporated by reference to Registration Statement No. 333-4446
**Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           FARM FAMILY HOLDINGS, INC.
                                                                  (Registrant)




        May 14, 1997          By:      /s/ Philip P. Weber
-----------------------------     -----------------------------------------------------------------------------
           (Date)                             Philip P. Weber, President & Chief Executive Officer
                                                         (Principal Executive Officer)




        May 14, 1997          By:     /s/ Timothy A. Walsh
-----------------------------     -----------------------------------------------------------------------------
           (Date)                       Timothy A. Walsh, Executive Vice President - Finance & Treasurer
                                                   (Principal Financial & Accounting Officer)


Exhibit 10.4
                                 Addendum No. 4

                                     to the

                         Underlying Multi-Line Per Risk
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                     Farm Family Casualty Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



It Is Hereby Agreed, effective January 1, 1997, with respect to losses arising out of occurrences commencing on or after that date, that paragraph A of Article V - Retention and Limit - shall be deleted and the following substituted therefor:

        "A. Coverage A: As respects the property classes of business subject to this Contract, the Company shall retain and be liable for the first $100,000 of ultimate net loss as respects any one risk, each loss. The Reinsurer shall then be liable for the amount by which such ultimate net loss exceeds the Company's retention, but the liability of the Reinsurer shall not exceed $200,000 as respects any one risk, each loss."

It Is Further Agreed, effective January 1, 1997, that paragraph A of Article X - Reinsurance Premium (BRMA 43K), as amended by Addendum No. 2 - shall be deleted and the following substituted therefor:

        "A. As premium for the reinsurance provided hereunder, the Company shall pay the Reinsurer 6.75% of its net earned premium (as defined in Article VII)."

It Is Also Agreed, effective January 1, 1997, with respect to business in force on that date or issued or renewed on or after that date, that the following Article shall be added to and made part of this Contract:

"Article XX - Contingent Commission

A. The Reinsurer shall pay the Company a contingent commission equal to 100% of the net profit, if any, accruing to the Reinsurer during each accounting period defined herein. The first accounting period shall be from January 1, 1997 through December 31, 1997, and each subsequent 12-month period shall be a separate accounting period. However, if this Contract is terminated, the final accounting period shall be from the beginning of the then current accounting period through the date of termination if this Contract is terminated on a 'cutoff' basis, or the end of the runoff period if this Contract is terminated on a 'runoff' basis.

B. The Reinsurer's net profit for each accounting period shall be calculated in accordance with the following formula, it being understood that a positive balance equals net profit and a negative balance equals net loss:

             1.   Premiums earned for the accounting period; less

             2. Expenses incurred by the Reinsurer at 10% of premiums earned for the accounting period; less

             3.   Losses incurred for the accounting period; less

             4. The Reinsurer's net loss, if any, from the immediately preceding accounting period.

C. Except as provided in the next paragraph, the Company shall calculate and report the Reinsurer's net profit for each accounting period within 60 days after the end of the accounting period. Any contingent commission shown to be due the Company shall be paid by the Reinsurer as promptly as possible after receipt and verification of the Company's report.

D. As respects the final accounting period, the Company shall calculate and report the Reinsurer's net profit within 60 days after the date of termination, and within 60 days after the end of each accounting period thereafter until all losses subject hereto have been finally settled. Each such calculation shall be based on cumulative transactions hereunder from the beginning of the final accounting period through the date of calculation, including the Reinsurer's net loss, if any, from the immediately preceding accounting period. As respects the initial calculation referred to above, any contingent commission shown to be due the Company shall be paid by the Reinsurer as promptly as possible after receipt and verification of the Company's report. As respects each recalculation, any additional contingent commission shown to be due the Company shall be paid by the Reinsurer as promptly as possible after receipt and verification of the Company's report. Any return contingent commission shown to be due the Reinsurer shall be paid by the Company with its report.

E. 'Premiums earned' as used herein shall mean ceded unearned premiums at the beginning of the accounting period, plus ceded net written premiums during the period, less ceded unearned premiums at the end of the period.

F. 'Losses incurred' as used herein shall mean ceded losses and loss adjustment expense paid during the period under consideration, plus the ceded reserves for losses and loss adjustment expense outstanding at the end of the period, including an amount representing Incurred But Not Reported Losses (hereinafter called 'IBNR') for the period, as determined by the Company, less the ceded reserves for losses and loss adjustment expense outstanding at the beginning of the accounting period, including an amount representing IBNR, as determined by the Company, for the immediately preceding accounting period (it being agreed, however, that no IBNR shall be included in losses and loss adjustment expense outstanding at the end of the period when the contingent commission for the final accounting period is recalculated)."

The provisions of this Contract shall remain otherwise unchanged.

In Witness Whereof, the Company by its duly authorized representative has executed this Addendum as of the date undermentioned at:

Glenmont, New York,
this  1st day of     May   1997.

                             Timothy A Walsh, Exec. V.P.
                             ---------------------------
                             Farm Family Casualty Insurance Company

                                 Addendum No. 4

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

                         Underlying Multi-Line Per Risk
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                     Farm Family Casualty Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 4, as duly executed by the Company, as part of the Contract, effective January 1, 1997.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Glenmont, New York,
this  1st  day of      May   1997.

                             Timothy A Walsh, Exec. V.P.
                             ---------------------------
                             United Farm Family Insurance Company

Exhibit 10.5
                                 Addendum No. 3

                                     to the

                              Umbrella Quota Share
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                     Farm Family Casualty Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



It Is Hereby Agreed, effective January 1, 1997, with respect to losses arising out of occurrences commencing on or after that date, that paragraph A of Article VII - Loss in Excess of Policy Limits/ECO - shall be deleted and the following substituted therefor:

"A. In the event the Company pays or is held liable to pay an amount of loss in excess of its policy limit, but otherwise within the terms of its policy (hereinafter called 'loss in excess of policy limits') or any punitive, exemplary, compensatory or consequential damages, other than loss in excess of policy limits (hereinafter called 'extra contractual obligations') because of alleged or actual bad faith or negligence on its part in rejecting a settlement within policy limits, or in discharging its duty to defend or prepare the defense in the trial of an action against its policyholder, or in discharging its duty to prepare or prosecute an appeal consequent upon such an action, or in otherwise handling a claim under a policy subject to this Contract, 90% of the loss in excess of policy limits and/or 90% of the extra contractual obligations shall be added to the Company's loss, if any, under the policy involved, and the sum thereof shall be subject to the provisions of Article V."

It Is Further Agreed, effective January 1, 1997, with respect to business in force on that date or issued or renewed on or after that date, that this Contract shall be amended as follows:

1. Paragraph A of Article XI - Commission - shall be deleted and the following substituted therefor:

"A. The Reinsurer shall allow the Company a 32.5% commission on all premiums ceded to the Reinsurer hereunder. The Company shall allow the Reinsurer return commission on return premiums at the same rate."

In Consideration of the foregoing, the "Reinsurer" shall remit to the Company a 2.5% share of the ceded unearned premium in force at 12:01 a.m., January 1, 1997, as promptly as possible after that date.

2. Paragraph A of Article XIII - Contingent Commission - shall be deleted and the following substituted therefor:

"A. The Reinsurer shall pay the Company a contingent commission equal to the following:

1. As respects the first accounting period (as hereinafter defined) the sum of 25% of the net profit, if any, accruing to the Reinsurer during the period January 1, 1995 through December 31, 1996, and 35% of the net profit, if any, accruing to the Reinsurer during the period January 1, 1997 through the end of the first accounting period;

2. As respects the second and each subsequent accounting period, 35% of the net profit, if any, accruing to the Reinsurer during the accounting period.

The first accounting period shall be from the effective date of this Contract through December 31, 1997, and each subsequent 36-month period shall be a separate accounting period, unless this Contract is terminated, in which event the final accounting period shall be from the beginning of the then current accounting period through the date of termination if this Contract is terminated on a 'cutoff' basis, or the end of the runoff period if this Contract is terminated on a 'runoff' basis."

It Is Also Agreed, effective January 1, 1997, that the following Article shall be added to and made part of this Contract:

      "Article XXVI - Late Payments

A. The provisions of this Article shall not be implemented unless specifically invoked, in writing, by one of the parties to this Contract.

B. In the event any premium, loss or other payment due either party is not received by the intermediary named in Article XXV (hereinafter referred to as the 'Intermediary') by the payment due date, the party to whom payment is due may, by notifying the Intermediary in writing, require the debtor party to pay, and the debtor party agrees to pay, an interest penalty on the amount past due calculated for each such payment on the last business day of each month as follows:

1. The number of full days which have expired since the due date or the last monthly calculation, whichever the lesser; times

2. 1/365ths of the 1-year United States Treasury Bill rate as quoted in The Wall Street Journal on the first business day of the month for which the calculation is made; times 3. The amount past due, including accrued interest.

It is agreed that interest shall accumulate until payment of the original amount due plus interest penalties have been received by the Intermediary.

C. The establishment of the due date shall, for purposes of this Article, be determined as follows:

1. As respects the payment of routine deposits and premiums due the Reinsurer, the due date shall be as provided for in the applicable section of this Contract. In the event a due date is not specifically stated for a given payment, it shall be deemed due 30 days after the date of transmittal by the Intermediary of the initial billing for each such payment.

2. Any claim or loss payment due the Company hereunder shall be deemed due 10 business days after the proof of loss or demand for payment is transmitted to the Reinsurer. If such loss or claim payment is not received within the 10 days, interest will accrue on the payment or amount overdue in accordance with paragraph B above, from the date the proof of loss or demand for payment was transmitted to the Reinsurer.

3. As respects any payment, adjustment or return due either party not otherwise provided for in subparagraphs 1 and 2 above, the due date shall be as provided for in the applicable section of this Contract. In the event a due date is not specifically stated for a given payment, it shall be deemed due 10 business days following transmittal of written notification that the provisions of this Article have been invoked.

For purposes of interest calculations only, amounts due hereunder shall be deemed paid upon receipt by the Intermediary.

D. Nothing herein shall be construed as limiting or prohibiting a subscribing reinsurer from contesting the validity of any claim, or from participating in the defense or control of any claim or suit, or prohibiting either party from contesting the validity of any payment or from initiating any arbitration or other proceeding in accordance with the provisions of this Contract. If the debtor party prevails in an arbitration or other proceeding, then any interest penalties due hereunder on the amount in dispute shall be null and void. If the debtor party loses in such proceeding, then the interest penalty on the amount determined to be due hereunder shall be calculated in accordance with this Article.

E. Interest penalties arising out of the application of this Article that are $100 or less from any party shall be waived unless there is a pattern of late payments consisting of three or more items over the course of any 12-month period."

The provisions of this Contract shall remain otherwise unchanged.

                                 Addendum No. 3

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

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")


It Is Hereby Agreed that Addendum No. 3 to the Contract shall form part of the Contract, effective January 1, 1997.

It Is Further Agreed that the Subscribing Reinsurer's share in the interests and liabilities of the "Reinsurer" under the Contract shall be increased from 30.0% to 32.5%, effective at 12:01 a.m., January 1, 1997, with respect to losses arising out of occurrences commencing on or after that date.

In Consideration Thereof, the Company shall remit to the Subscribing Reinsurer an additional 2.5% share of the ceded unearned premium in force at 12:01 a.m., January 1, 1997 (less commission allowed thereon), as promptly as possible after that date.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Addendum as of the dates undermentioned at:

Glenmont, New York,
this  1st day of     May    1997.

                             /s/ Timothy A. Walsh - Exec VP Finance
                             --------------------------------------
                             Farm Family Casualty Insurance Company

Florham Park, New Jersey,
this _______ day of _______________________________ 199___.

                             ---------------------------------------------------
                             Signet Star Reinsurance Company

                                 Addendum No. 3

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

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



It Is Hereby Agreed that Addendum No. 3 to the Contract shall form part of the Contract, effective January 1, 1997.

It Is Further Agreed that the Subscribing Reinsurer's share in the interests and liabilities of the "Reinsurer" under the Contract shall be decreased from 30.0% to 27.5%, effective at 12:01 a.m., January 1, 1997, with respect to losses arising out of occurrences commencing on or after that date.

In Consideration Thereof, the Company shall remit to the Subscribing Reinsurer an additional 2.5% share of the ceded unearned premium in force at 12:01 a.m., January 1, 1997 (less commission allowed thereon), as promptly as possible after that date.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Addendum as of the dates undermentioned at:

Glenmont, New York,
this  1st day of     May    1997.

                             /s/ Timothy A. Walsh - Exec VP Finance
                             ---------------------------------------
                              Farm Family Casualty Insurance Company

Long Grove, Illinois,
this _______ day of _____________________________________199___.

                             ---------------------------------------------------
                             Kemper Reinsurance Company

                                 Addendum No. 3

                                     to the

                       Interests and Liabilities Agreement

                                       of
                          Continental Casualty Company
                                Chicago, Illinois

                               with respect to the

                              Umbrella Quota Share
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York



It Is Hereby Agreed that Addendum No. 3 to the Contract shall form part of the Contract, effective January 1, 1997.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Addendum as of the dates undermentioned at:

Glenmont, New York,
this  1st day of     May    1997.

                             /s/ Timothy A. Walsh - Exec VP Finance
                             ---------------------------------------
                              Farm Family Casualty Insurance Company

Long Grove, Illinois,
this _______ day of _____________________________________199___.

                             ---------------------------------------------------
                             Continental Casualty Company

                                 Addendum No. 3

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

                      Farm Family Mutual Insurance Company
                               Glenmont, New York



It Is Hereby Agreed that Addendum No. 3 to the Contract shall form part of the Contract, effective January 1, 1997.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Addendum as of the dates undermentioned at:

Glenmont, New York,
this  1st day of     May    1997.

                             /s/ Timothy A. Walsh - Exec VP Finance
                             ---------------------------------------
                              Farm Family Casualty Insurance Company

Long Grove, Illinois,
this _______ day of _____________________________________199___.

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

                              Umbrella Quota Share
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                     Farm Family Casualty Insurance Company
                               Glenmont, New York



It Is Hereby Agreed that Addendum No. 3 to the Contract shall form part of the Contract, effective January 1, 1997.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Addendum as of the dates undermentioned at:

Glenmont, New York,
this 1st day of    May    1997.

                             /s/ Timothy A. Walsh - Exec VP Finance
                             --------------------------------------
                             Farm Family Casualty Insurance Company

Glenmont, New York,
this 1st day of  May    1997.

                             /s/ Timothy A. Walsh, Treasurer
                             -------------------------------
                             United Farm Family Insurance Company

                           (Revised: January 1, 1997)

                              Umbrella Quota Share
                              Reinsurance Contract
                           Effective: January 1, 1995

                                    issued to

                     Farm Family Casualty Insurance Company
                               Glenmont, New York



Reinsurers
Participations

Continental Casualty Company                                       27.5%
Folksamerica Reinsurance Company                                   12.5
Kemper Reinsurance Company                                         27.5
Signet Star Reinsurance Company                                    32.5
                                                                   ----
Total                                                             100.0%
                                                                  =====



                                E. W. Blanch Co.

                              Reinsurance Services

                              3500 West 80th Street

                          Minneapolis, Minnesota 55431

Exhibit 10.6
                                 Addendum No. 1

                                     to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

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

In Witness Whereof, the Company by its duly authorized representative has executed this Addendum as of the date undermentioned at:

Glenmont, New York, this  5th day of    December   1996.

            /s/ Philip P. Weber, President & Chief Executive Officer
            --------------------------------------------------------
            Farm Family Casualty Insurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                      The Aetna Casualty and Surety Company
                              Hartford, Connecticut
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Hartford, Connecticut,     this ________ day of ______________________ 199___.

                           -----------------------------------------------------
                           The Aetna Casualty and Surety Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                 American Fuji Fire and Marine Insurance Company
                                Chicago, Illinois
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Chicago, Illinois this _______ day of ___________________________________199___.

                           -----------------------------------------------------
                           American Fuji Fire and Marine Insurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

              Christiania General Insurance Corporation of New York
                               Tarrytown, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Tarrytown, New York, this _______ day of ______________________________ 199___.

                           -----------------------------------------------------
                           Christiania General Insurance Corporation of New York

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                      Constitution Reinsurance Corporation
                               New York, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

New York, New York,      this _______ day of ___________________________ 199___.

                           -----------------------------------------------------
                           Constitution Reinsurance Corporation

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                          Continental Casualty Company
                                Chicago, Illinois
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Chicago, Illinois,  this _______ day of _________________________________199___.

                           -----------------------------------------------------
                           Continental Casualty Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                           Dorinco Reinsurance Company
                                Midland, Michigan
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Midland, Michigan, this _______ day of _________________________________199___.

                           -----------------------------------------------------
                           Dorinco Reinsurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                        Employers Mutual Casualty Company
                                Des Moines, Iowa
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Des Moines, Iowa, this _______ day of ________________________________ 199___.

                           -----------------------------------------------------
                           Employers Mutual Casualty Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                             Erie Insurance Exchange
                               Erie, Pennsylvania
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Erie, Pennsylvania, this _______ day of ________________________________ 199___.

                           -----------------------------------------------------
                           Erie Insurance Exchange

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                Farm Bureau Mutual Insurance Company of Michigan
                                Lansing, Michigan
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Lansing, Michigan,  this _______ day of _____________________________ 199___.

                           -----------------------------------------------------
                           Farm Bureau Mutual Insurance Company of Michigan

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                  Farmers Mutual Hail Insurance Company of Iowa
                                Des Moines, Iowa
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Des Moines, Iowa, this _______ day of __________________________________ 199___.

                           -----------------------------------------------------
                           Farmers Mutual Hail Insurance Company of Iowa

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                        Folksamerica Reinsurance Company
                            New York, New Yorkthrough
                       Fester, Fothergill & Hartung, Ltd.
                               New York, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

New York, New York, this _______ day of ______________________________ 199___.

                       -----------------------------------------------------
                       Fester, Fothergill & Hartung, Ltd. (for and on behalf of Folksamerica Reinsurance Company)

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                        Folksamerica Reinsurance Company
                               New York, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

New York, New York, this _______ day of _______________________________ 199___.

                           -----------------------------------------------------
                           Folksamerica Reinsurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

               Gerling Global Reinsurance Corporation,U.S. Branch
                               New York, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

New York, New York, this _______ day of _______________________________ 199___.

                           -----------------------------------------------------
                           Gerling Global Reinsurance Corporation, U.S. Branch
                           By:      Gerling Global Offices, Inc., U.S. Manager

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                    Great Lakes American Reinsurance Company
                               New York, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

New York, New York,   this _______ day of ____________________________ 199___.

                           -----------------------------------------------------
                           Great Lakes American Reinsurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                       Grinnell Mutual Reinsurance Company
                                 Grinnell, Iowa
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Grinnell, Iowa, this _______ day of __________________________________ 199___.

                           -----------------------------------------------------
                           Grinnell Mutual Reinsurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                  Hannover Ruckversicherungs-Aktiengesellschaft
                                       and
              Eisen und Stahl Ruckversicherungs-Aktiengesellschaft
                            both of Hannover, Germany
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Hannover, Germany,   this _______ day of ____________________________ 199___.

Hannover Ruckversicherungs-Aktiengesellschaft 80.0%Eisen und Stahl Ruckversicherungs-Aktiengesellschaft 20.0% Total 100.0%Each company participating to the extent of the respective proportions of the liability assumed severally and not jointly.

-----------------------------------------------------
Hannover Ruckversicherungs-Aktiengesellschaft
Eisen und Stahl Ruckversicherungs-Aktiengesellschaft

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                        Insurance Corporation of Hannover
                             An Illinois Corporation
                                Chicago, Illinois
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Los Angeles, California, this_______day of ______________________________199___.

-----------------------------------------------------
Insurance Corporation of Hannover, An Illinois Corporation

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                           Kemper Reinsurance Company
                              Long Grove, Illinois
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Long Grove, Illinois, this _______ day of _______________________________199___.

-----------------------------------------------------
Kemper Reinsurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                       Nationwide Mutual Insurance Company
                                 Columbus, Ohio
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Columbus, Ohio, this_______day of________________________________________199___.

-----------------------------------------------------
Nationwide Mutual Insurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                            PXRE Reinsurance Company
                              Hartford, Connecticut
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

New York, New York, this _______ day of ________________________________ 199___.

-----------------------------------------------------
PXRE Reinsurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                            SCOR Reinsurance Company
                               New York, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

New York, New York, this _______ day of ________________________________ 199___.

-----------------------------------------------------
SCOR Reinsurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                           Shelter Reinsurance Company
                               Columbia, Missouri
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Columbia, Missouri, this _______ day of ________________________________199___.

-----------------------------------------------------
Shelter Reinsurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                         Signet Star Reinsurance Company
                              Wilmington, Delaware
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Florham Park,  New Jersey, this _______ day of  ________________________199___.

-----------------------------------------------------
Signet Star Reinsurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                         Sydney Reinsurance Corporation
                           Philadelphia, Pennsylvania
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

New York, New York, this _______ day of ________________________________ 199___.

-----------------------------------------------------
Sydney Reinsurance Corporation

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                      United Farm Family Insurance Company
                               Glenmont, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Glenmont, New York, this 5th day of December   1996.

                                            /s/ Timothy A. Walsh, Treasurer
                                            -------------------------------
                                            United Farm Family Insurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                         United Fire & Casualty Company
                               Cedar Rapids, Iowa
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Cedar Rapids, Iowa this _______ day of __________________________________199___.

-----------------------------------------------------
United Fire & Casualty Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                            USF RE Insurance Company
                              Boston, Massachusetts
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Costa Mesa, California, this_______day of________________________________199___.

-----------------------------------------------------
USF RE Insurance Company

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                        Vesta Fire Insurance Corporation
                               Birmingham, Alabama
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Birmingham, Alabama,       this _______ day of __________________________199___.

-----------------------------------------------------
Vesta Fire Insurance Corporation

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                  GIO Insurance Ltd.trading as GIO Reinsurance
                                Sydney, Australia
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Sydney, Australia,         this _______ day of _________________________ 199___.

-----------------------------------------------------
GIO Insurance Ltd.
trading as GIO Reinsurance

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                    Reinsurance Australia Corporation Limited
                                Sydney, Australia
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Sydney, Australia,         this _______ day of _________________________ 199___.

-----------------------------------------------------
Reinsurance Australia Corporation Limited

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                            Albingia Versicherungs AG
                                Hamburg, Germany
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Hamburg,  Germany,  this  _______  day of  _____________________________199___.

--------------------------------------------------
Albingia Versicherungs AG

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                  Berner Allgemeine Versicherungs-Gesellschaft
                                Bern, Switzerland
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Bern, Switzerland,         this _______ day of _________________________ 199___.

-----------------------------------------------------
Berner Allgemeine Versicherungs-Gesellschaft

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                      Cie Transcontinentale de Reassurance
                                  Paris, France
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Paris,  France,  this _______ day of  ________________________________199___.

-----------------------------------------------------
Cie Transcontinentale de Reassurance

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                                    Europa Re
                                Cologne, Germany
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Cologne,  Germany,  this  _______  day of  _____________________________199___.

-----------------------------------------------------
Europa Re

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

          Various "XL Agreement 70" Companieshereinafter designated by
                    EXKO Excess Ruckversicherungs-Kontor GmbH
                   Hamburg, Germanyas its Underwriting Manager
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")


The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Hamburg, Germany, this_______day of_____________________________________199___.

Alte Leipziger Ruckversicherung AG, Oberursel 15.625%AXA RE France, Paris 12.500%Elvia Schweizerische Versicherungs-Gesellschaft, Zurich 12.500%Le Assicurazioni d'Italia, Rome 12.500%Neue Ruckversicherungs-Gesellschaft, Geneva 6.250%Nordstern Allegemeine Versicherungs-AG, Cologne 15.625%Tela Versicherung Aktiengesellschaft, Munich 6.250%Thuringia Versicherungs-AG, Munich 6.250%Vereinte Versicherung AG, Munich 6.250%Wurttembergische AG Versicherungs-Beteiligungsgesellschaft, Stuttgart 6.250%Each company participating to the extent of the respective proportions of the liability assumed severally and not jointly.

-----------------------------------------------------
EXKO Excess Ruckversicherungs-Kontor GmbH (for and on behalf of the "XL Agreement 70" Companies listed above)

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                     Helvetia Swiss Insurance Company, Ltd.
                             St. Gallen, Switzerland
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

St. Gallen, Switzerland,   this _______ day of __________________________199___.

-----------------------------------------------------
Helvetia Swiss Insurance Company, Ltd.

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                                KAB International
                               Copenhagen, Denmark
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Copenhagen, Denmark,       this _______ day of __________________________199___.

-----------------------------------------------------
KAB International
s


                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                      Mapfre Re Compania de Reaseguros, S.A
                                  Madrid, Spain
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Madrid,  Spain,  this  _______ day of  _____________________________199___.

-----------------------------------------------------
Mapfre Re Compania de Reaseguros, S.A.

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                   Sirius International Insurance Corporation
                                Stockholm, Sweden
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Stockholm, Sweden,    this _______ day of _______________________________199___.

-----------------------------------------------------
Sirius International Insurance Corporation

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                    Unione Italiana di Riassicurazione S.P.A.
                                   Rome, Italy
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

Rome, Italy,      this _______ day of _______________________________ 199___.

-----------------------------------------------------
Unione Italiana di Riassicurazione S.P.A.

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                    SOREMA North America Reinsurance Company
      New York, New Yorkas the fronting company for P.R.A.M. subscriptions
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

In  Witness   Whereof,   the  Subscribing   Reinsurer  by  its  duly  authorized
representative has executed this Addendum as of the date undermentioned at:

New York, New York,        this _______ day of__________________________ 199___.

-----------------------------------------------------
SOREMA North America Reinsurance Company for and on behalf of P.R.A.M.

                                 Addendum No. 1

                                     to the

                       Interests and Liabilities Agreement

                                       of

                     Certain Underwriting Members of Lloyd's
                  shown in the Signing Schedule attached hereto
            (hereinafter referred to as the "Subscribing Reinsurer")

                               with respect to the

                               Excess Catastrophe
                              Reinsurance Contract
                           Effective: January 1, 1996

                                    issued to

                      Farm Family Mutual Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")



The Subscribing Reinsurer hereby accepts Addendum No. 1, as duly executed by the Company, as part of the Contract, effective July 26, 1996.

Signed for and on behalf of the Subscribing Reinsurer in the Signing Schedule attached hereto.

                               AMENDMENT NO. 1 TO

                       MEMBERSHIP LIST PURCHASE AGREEMENTS

Amendment No. 1, effective July 26, 1996, to those certain Membership List Purchase Agreements ("MLP Agreements") effective January 1, 1996, among Farm Family Casualty Insurance Company (formerly known as Farm Family Mutual Insurance Company) (the "Insurer"); Connecticut Farm Bureau Association, Inc., Delaware Farm Bureau, Inc., Maine Farm Bureau Association, Massachusetts Farm Bureau Federation, Inc., New Hampshire Farm Bureau Federation, New Jersey Farm Bureau, New York Farm Bureau, Inc., Rhode Island Farm Bureau Federation, Inc., Vermont Farm Bureau, Inc., and West Virginia Farm Bureau, Inc. (collectively, the "Farm Bureaus"); United Farm Family Insurance Company, Rural Agency and Brokerage, Inc., Rural Agency and Brokerage of New Hampshire, Inc., Rural Insurance Agency and Brokerage of Massachusetts, Inc., R.A.A.B. of W. Va., Inc. (collectively, the "Subsidiaries"); and Farm Family Holdings, Inc. ("FFH").

WHEREAS, the Insurer has reorganized and converted from a mutual property/casualty insurance company to a stock property/casualty insurance company in accordance with the terms of Section 7307 of the New York Insurance Law and a Plan of Reorganization and Conversion (the "Plan") adopted by its Board of Directors and approved by its policyholders; and

WHEREAS, in accordance with the Plan and Section 7307 of the New York Insurance Law, the Insurer's corporate existence as a stock insurance company is a continuation of its corporate existence as a former mutual insurance company; and

WHEREAS, in accordance with the Plan, the Insurer's name has been changed from Farm Family Mutual Insurance Company ("FFMIC") to Farm Family Casualty Insurance Company ("FFCIC"); and

WHEREAS, the Insurer wishes to have FFCIC recognized as the successor in interest to FFMIC under the MLP Agreements; and

WHEREAS, in accordance with the Plan, the Insurer has become a wholly owned subsidiary of FFH; and

WHEREAS, the Farm Bureaus wish to grant FFH a limited license to use the Marks in its stationery and other printed material to refer to the insurance services as rendered by its subsidiaries under the Marks, and not in connection with the sale of insurance or any other goods or services by FFH; and

WHEREAS, Paragraph 7 of the MLP Agreements requires the consent of the Farm Bureaus to extend such rights to FFH.

NOW, THEREFORE, for good and valuable consideration, receipt of which is hereby severally acknowledged, the parties agree as follows:

1. FFCIC is hereby recognized as the successor in interest to FFMIC under the MLP Agreements and all rights and interests of FFMIC thereunder, including but not limited to, all rights granted pursuant to paragraph 6 of the MLP Agreements, shall be deemed transferred to and vested in FFCIC, and all obligations and liabilities of FFMIC thereunder shall be deemed transferred to and assumed by FFCIC.

2. The Farm Bureaus hereby grant to FFH, and FFH accepts, a non-exclusive, non-transferrable license to display the Marks and the Farm Bureaus' other names and logos (excluding those names and logos owned by AFBF other than the Marks) in its stationery and other printed materials only to refer to the insurance services rendered by FFH's subsidiaries under the Marks, and not in connection with the sale of insurance or any other goods or services by FFH.

3. FFH agrees to assume and fulfill the same obligations to the Farm Bureaus and the American Farm Bureau Federation as those agreed to by the Insurer under the terms and conditions of Paragraphs 1, 6(A), 6(C) - 6(H) and 12 of the MLP Agreements, and to otherwise comply with the terms and conditions of those said paragraphs of the MLP Agreements.

4. Unless otherwise defined herein, all capitalized terms shall have the same meanings as provided in the MLP Agreements.

5. This Amendment may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same document.

6. Except as otherwise provided herein, all terms and conditions of the MLP Agreements shall remain in full force and effect.


FARM FAMILY CASUALTY
INSURANCE COMPANY


By:  /s/ Philip P. Weber
-------------------------
         President


Date:  11/13/96

CONNECTICUT FARM BUREAU             NEW JERSEY FARM BUREAU
ASSOCIATION, INC.


By:  /s/ Norma R. O'Leary           By:  /s/ John I. Rigolizzo, Jr.
---  --------------------           ---  --------------------------
         President                       President

Date:  8/15/96                           Date:  9/12/96


DELAWARE FARM BUREAU, INC.          NEW YORK FARM BUREAU, INC.


By:   /s/ Joseph E. Calhoun         By:  /s/ John W. Lincoln
---   ---------------------         ---  -------------------
         President                       President

Date:  10/30/96                     Date:  9/10/96


MAINE FARM BUREAU                   RHODE ISLAND FARM BUREAU
ASSOCIATION                         FEDERATION, INC.


By:  /s/ Daniel LaPointe            By:  /s/ William M. Stamp, Jr.
---  -------------------            ---  -------------------------
         President                           President

Date:  8/9/96                       Date:  10/22/96


MASSACHUSETTS FARM BUREAU           VERMONT FARM BUREAU, INC.
FEDERATION, INC.


By:  /s/ Arthur D. Keown, Jr.       By:  /s/ Clark W. Hinsdale III
---  ------------------------       ---  -------------------------
         President                          President

Date:  10/4/96                      Date:   9/20/96

NEW HAMPSHIRE FARM BUREAU           WEST VIRGINIA FARM BUREAU,
FEDERATION                                           INC.


By:  /s/ Gordon H. Gowen            By:  /s/ Fred G. Butler
---  -------------------            ---  ------------------
         President                        President

Date:  8/30/96                      Date:  10/28/96

THE UNDERSIGNED HEREBY ACKNOWLEDGE AND AGREE TO THE TERMS AND CONDITIONS OF THIS AMENDMENT NO. 1 AS THEY RELATE TO PARAGRAPH 6 OF THE MLP AGREEMENTS.

RURAL AGENCY AND BROKERAGE,                 RURAL AGENCY AND BROKERAGE
INC.                                        OF NEW HAMPSHIRE, INC.


By:  /s/ Philip P. Weber                    By:  /s/ Philip P. Weber
---  -------------------                    ---  -------------------
         President                               President

Date:  11/13/96                             Date:  11/13/96


RURAL INSURANCE AGENCY AND          R.A.A.B. OF W. VA., INC.
BROKERAGE OF MASSACHUSETTS, INC.


By:  /s/ Philip P. Weber            By:  /s/ Philip P. Weber
---  -------------------            ---  -------------------
         President                           President

Date:  11/13/96                     Date:  11/13/96


THE UNDERSIGNED HEREBY ACKNOWLEDGES AND AGREES TO THE TERMS AND CONDITIONS OF THIS AMENDMENT NO. 1 AS THEY RELATE TO PARAGRAPHS 1, 6(C) - 6(H), AND 12 OF THE MLP AGREEMENTS.


FARM FAMILY HOLDINGS, INC.

By:  /s/ Philip P. Weber
---  -------------------
         President

Date:  11/13/96

Exhibit 11.       Statement re computation of per share earnings

                           FARM FAMILY HOLDINGS, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                  (Amounts in thousands, except per share data)

                                                                               Three months ended March 31,
                                                                                    1997                 1996
                                                                           ---------------      --------------
Net income available to common shareholders                                        $3,056                $302

Weighted average shares outstanding (1)                                             5,254               3,000
                                                                           ---------------      --------------

Net income per share                                                                $0.58               $0.10
                                                                           ---------------      --------------





          (1) Gives effect to the allocation of 3,000,000 shares to eligible policyholders on July 26, 1996 pursuant to Farm Family Casualty's conversion from a mutual company to a stockholder owned company.





Reports on Form 8-K


        A report on Form 8-K was filed on February 13, 1997 reporting a press release issued announcing the Company's operating results for the quarter ended and the year ended December 31, 1996.

        No financial statements were filed with the Form 8-K. ITEM 1.