Form 10-Q
period 1997-06-30
FARM FAMILY HOLDINGS INC
filed 1997-08-14
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997
                           Commission File No. 1-11941


                           FARM FAMILY HOLDINGS, INC.
                    A Delaware Corporation IRS No. 14-1789227

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the issuer's common stock as of August 13, 1997 is 5,253,813.

                    FARM FAMILY HOLDINGS, INC. & SUBSIDIARIES

                                      INDEX



   Part I.   Financial Information

             Item 1. Financial Statements of Farm Family Holdings, Inc. & Subsidiaries (unaudited)
                      Consolidated Balance Sheets
                      June 30, 1997 and December 31, 1996

                      Consolidated Statements of Income Three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996

                      Consolidated Statements of Cash Flow Six months ended June 30, 1997 and 1996

                      Notes to Consolidated Financial Statements

             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  Part II.   Other Information

             Item 4.  Submission of Matters to a Vote of Security Holders

             Item 6.  Exhibits and Reports on Form 8-K





                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                (Unaudited)
                                                                               June 30, 1997  December 31, 1996
---------------------------------------------------------------------------------------------------------------
Assets
Investments:
     Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $230,123 in 1997 and $214,226 in 1996 )                    $234,654          $219,188
     Held to maturity, at amortized cost
        (Fair value: $9,431 in 1997 and $9,973 in 1996)                                9,197             9,782
   Equity securities
     Available for sale, at fair value
            (Cost: $3,260 in 1997 and $2,546 in 1996)                                  3,874             7,908
   Mortgage loans                                                                      1,704             1,745
   Other invested assets                                                                 697               748
   Short-term investments                                                              5,454             5,333
---------------------------------------------------------------------------------------------------------------
             Total investments                                                       255,580           244,704
---------------------------------------------------------------------------------------------------------------
Cash                                                                                   5,422             4,110
Insurance receivables:
   Reinsurance receivables                                                            11,603            10,743
   Premiums receivable, net                                                           30,190            22,663
Deferred acquisition costs                                                            11,874            10,682
Accrued investment income                                                              5,252             4,861
Deferred income tax asset, net                                                         3,840             1,520
Prepaid reinsurance premiums                                                           2,361             1,944
Receivable from affiliates, net                                                       15,928            16,133
Other assets                                                                           2,564             2,052
---------------------------------------------------------------------------------------------------------------
             Total Assets                                                           $344,614          $319,412
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
LIABILITIES aND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                 $146,239          $141,220
   Unearned premium reserve                                                           65,309            55,945
   Reinsurance premiums payable                                                        2,198               641
   Accrued expenses and other liabilities                                             11,932             9,561
   Debt                                                                                1,285             1,304
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       226,963           208,671
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock $.01 par value 1,000,000 shares authorized
         and no shares issued and outstanding                                              -                 -

    Common stock $.01 par value 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                      53                53
    Additional Paid in Capital                                                        98,140            98,140
    Retained earnings                                                                 16,114             5,838
    Net unrealized investment gains                                                    3,344             6,710
---------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              117,651           110,741
---------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                             $344,614          $319,412
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
 See accompanying notes to Consolidated Financial Statements.





                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)


                                                                      (Unaudited)           (Unaudited)
                                                                      Three Months           Six Months
                                                                     Ended June 30,         Ended June 30,
                                                                     1997       1996       1997        1996
-------------------------------------------------------------------------------------------------------------

Revenues:
     Premiums                                                      $35,761    $32,190     $70,734    $63,866
     Net investment income                                           4,510      3,645       8,926      7,503
     Realized investment gains, net                                  5,551         14       5,461         77
     Other income                                                      265        257         485        470
-------------------------------------------------------------------------------------------------------------
                   Total revenues                                   46,087     36,106      85,606     71,916
-------------------------------------------------------------------------------------------------------------
Losses and Expenses:
     Losses and loss adjustment expenses                            25,023     23,031      49,720     48,753
     Underwriting expenses                                          10,107      9,180      20,197     17,967
     Interest expense                                                   26         54          52        108
     Dividends to policyholders                                         74         86         112        113
-------------------------------------------------------------------------------------------------------------
             Total losses and expenses                              35,230     32,351      70,081     66,941
-------------------------------------------------------------------------------------------------------------
Income before federal income tax expense and extraordinary item     10,857      3,755      15,525      4,975
Federal income tax expense                                           3,637      1,222       5,249      1,619
-------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                     7,220      2,533      10,276      3,356
Extraordinary item - demutualization expenses                            -        896           -      1,417
-------------------------------------------------------------------------------------------------------------
             Net income                                             $7,220     $1,637     $10,276     $1,939
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

Net income per share                                                 $1.37      $0.55       $1.96      $0.65
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (1)                          5,253,813  3,000,000   5,253,813  3,000,000
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.



(1) Gives effect in the three month and six month periods ended June 30, 1996 to the allocation of 3,000,000 shares to eligible policyholders on July 26, 1996 pursuant to Farm Family Casualty Insurance Company's conversion from a mutual company to a stockholder owned company.



                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                          (Unaudited)
                                                                                       For the Six Months
                                                                                          Ended June 30,

                                                                                       1997            1996
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                               $10,276         $1,939
-----------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income
              to net cash provided by operating activities:
    Realized investment (gains) losses                                                    (5,461)           (77)
    Amortization of bond discount                                                             95             67
    Deferred income taxes                                                                   (507)          (554)
    Extraordinary item - demutualization expenses                                              -          1,417
    Changes in:
         Reinsurance receivables                                                            (860)         2,727
         Premiums receivable                                                              (7,527)        (3,910)
         Deferred acquisition costs                                                       (1,192)          (534)
         Accrued investment income                                                          (391)          (123)
         Prepaid reinsurance premiums                                                       (417)          (265)
         Receivable from affiliates                                                          205         (2,076)
         Other assets                                                                       (512)          (817)
         Reserves for losses and loss adjustment expenses                                  5,019            344
         Unearned premium reserve                                                          9,364          5,299
         Reinsurance premiums payable                                                      1,557         (1,514)
         Accrued expenses and other liabilities                                            2,371          2,270
-----------------------------------------------------------------------------------------------------------------
            Total adjustments                                                              1,744          2,254
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities before extraordinary item           12,020          4,193
            Extraordinary item - demutualization expenses                                      -         (1,417)
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                     12,020          2,776
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTiNG ACTIVITIES Proceeds from sales:
    Fixed maturities available for sale                                                    3,514          5,450
    Other invested assets                                                                      -            143
    Equity securities                                                                      5,954              -
Investment collections:
    Fixed maturities available for sale                                                    7,334          6,505
    Fixed maturities held to maturity                                                        569          2,277
    Mortgage loans                                                                            41             37
Investment purchases:
    Fixed maturities available for sale                                                  (26,880)       (17,241)
    Fixed maturities held to maturity                                                     (1,038)             -
Change in short-term investments, net                                                       (121)           786
Change in other invested assets                                                              (62)           219
-----------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                        (10,689)        (1,824)
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Principal payments on debt                                                                   (19)           (21)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                            (19)           (21)
-----------------------------------------------------------------------------------------------------------------
            Net increase in cash                                                           1,312            931
Cash, beginning of period                                                                  4,110          2,410
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                       $5,422         $3,341
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.


Notes to Consolidated Financial Statements

     1.   Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiary, Farm Family Casualty Insurance Company ("Farm Family Casualty"), (collectively referred to as the "Company"). Farm Family Holdings was incorporated under Delaware law on February 12, 1996 for the purpose of becoming the parent holding company of Farm Family Casualty under a Plan of Reorganization and Conversion (the "Plan"). On July 26, 1996, Farm Family Holdings completed its initial public offering of 2,470,000 shares of its common stock. Concurrent with the consummation of Farm Family Holdings' initial public offering, Farm Family Mutual Insurance Company converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings pursuant to the Plan. Also, Farm Family Mutual Insurance Company was renamed Farm Family Casualty Insurance Company. In addition to the 2,470,000 shares sold in the initial public offering and the 315,826 shares sold in the underwriters' over-allotment, Farm Family Holdings distributed 2,253,813 shares to policyholders and surplus note holders, and sold 214,174 shares in a subscription offering. As a result, Farm Family Holdings had 5,253,813 shares outstanding as of July 26, 1996.

     The per share information presented on the accompanying consolidated statements of income gives effect in the three month and six month periods ended June 30, 1996 to the allocation of 3,000,000 shares of common stock to eligible policyholders on July 26, 1996 pursuant to the Plan. The financial information presented on the accompanying consolidated balance sheets, consolidated statements of income, and consolidated statements of cash flows for the three and six months ended June 30, 1996 is for Farm Family Mutual Insurance Company and subsidiary.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 1997, and the consolidated results of operations for the three month and six month periods ended June 30, 1997 and 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

     2.  Future Application of Accounting Standards

     Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997. This statement simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the diluted EPS computation.

     Management believes that the impact of the adoption of this standard on per share disclosures included in the consolidated financial statements will not be material.

     3.  Omnibus Securities Plan

     At the Annual Meeting of Stockholders held on April 22, 1997, the Company adopted the Omnibus Securities Plan (the "Plan") under which up to 500,000 shares of common stock are available for award. Stock options granted under the Plan may be either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). For ISOs, the option price may be no less than the fair market value on the date of grant. For NQSOs, the option price may be no less than 85% of the fair market value on the date of grant. On April 22, 1997, 215,000 NQSOs were granted. These NQSOs may be exercised no earlier than July 26, 1999 and no later than the tenth anniversary of the date of the Company's 1997 Annual Meeting of Stockholders. These NQSOs vest in equal amounts over a three year period. The following table summarizes option information:

                                                                                   Shares      Exercise Price
                                                                                   ------      --------------

              Outstanding at beginning of period                                        -
              Granted                                                             215,000       $22.56
              Exercised                                                                 -
              Canceled                                                                  -
                                                                     ---------------------
              Outstanding at end of period                                        215,000
                                                                     ---------------------
              Options exercisable at end of period                                      -
              Options available for future grant                                  285,000

     The Company plans to apply APB 25 and related interpretations in accounting for its stock option plan, as permitted by Statement of Financial Accounting Standards No. 123.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

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

For the six month periods ended June 30, 1997 and 1996, 36.5% and 38.4%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 25.2% and 22.1%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally. In addition, the Company is currently investigating becoming licensed as a direct writer in Pennsylvania and Maryland.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

Certain statements made herein or elsewhere by or on behalf of the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, (iii) statements of future economic performance and (iv) assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. Such risks and uncertainties include, but are not limited to, the following: exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio and other risks included in this Report on Form 10-Q and other risk factors listed from time to time in the Company's Securities and Exchange Commission Filings. In addition, forward-looking statements are based on management's knowledge and judgment as of the date that such statements are made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996

Premiums
--------
Premium revenue increased $3.6 million or 11.1%, during the three months ended June 30, 1997 to $35.8 million from $32.2 million for the same period in 1996. The increase in premium revenue in 1997 resulted from an increase of $4.1 million in earned premiums on additional business directly written by the Company, offset by a decrease of $0.3 million in earned premiums assumed as well as an increase of $0.2 million in earned premiums ceded to reinsurers and not retained by the Company. The $4.1 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $3.6 million, or 12.5%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) as well as an increase of $0.2 million in earned premiums from assigned risk automobile business, an increase of $0.1 million in earned premiums from workers' compensation business, and an increase of $0.1 million in earned premiums from umbrella policies.

Net written premiums increased 18.8% to $43.0 million for the three months ended June 30, 1997 compared to $36.1 million for the same period in 1996. The increase in net written premiums is primarily attributable to the growth in direct writings to customers and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings came from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, Vermont and Rhode Island. Direct writings for the second quarter of 1997 increased primarily as a result of an increase in writings of all of the Company's primary products and to a lesser extent as a result of an increase in involuntary assigned risk automobile business in New Jersey and our re-entry into the Massachusetts workers' compensation market. During the three months ended June 30, 1997, the written premium from New Jersey assigned risk automobile business totaled $0.9 million.

Net Investment Income
---------------------
Net investment income increased $0.9 million or 23.7% to $4.5 million for the three months ended June 30, 1997 from $3.6 million for the same period in 1996. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $49.2 million, or 24.7% as of June 30, 1997 compared to June 30, 1996. The increase in average cash and invested assets was primarily attributable to the net proceeds of $31.0 million from the Company's initial public offering and subscription offering received in July 1996 as well as available cash flow from operations. The return realized on the Company's cash and investments was 7.3% for the three months ended June 30, 1997 and 7.4% for the same period in 1996.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $2.0 million, or 8.6%, to $25.0 million for the three months ended June 30, 1997 from $23.0 million for the same period in 1996. Loss and loss adjustment expenses were 70.0% of premium revenue for the three months ended June 30, 1997 compared to 71.5% of premium revenue for the same period in 1996. The decrease in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the reduction in weather related losses. Losses believed to be weather related aggregated $1.1 million in the three months ended June 30, 1997 compared to $1.8 million for the same period in 1996.

Underwriting Expenses
---------------------
Underwriting expenses increased $0.9 million, or 10.1%, to $10.1 million for the three months ended June 30, 1997 from $9.2 million for the same period in 1996. For the three months ended June 30, 1997, underwriting expenses were 28.3% of premium revenue compared to 28.5% for the same period in 1996. The decrease in underwriting expenses as a percent of premium revenue was primarily attributable to the implementation of the Company's expense management program and a greater relative increase in premium revenue than in the Company's expenses.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $2.4 million to $3.6 million in 1997 from $1.2 million in 1996. Federal income tax expense was 33.5% of income before federal income tax expense for the three months ended June 30, 1997 compared to 32.5% for the same period in 1996.

Realized Investment Gains
-------------------------
Realized investment gains for the second quarter of 1997 of $5.6 million were primarily the result of the sale of a common stock investment.

Net Income
----------
Net income increased $5.6 million to $7.2 million for the three months ended June 30, 1997 from $1.6 million for the same period in 1996 primarily as a result of the foregoing factors and the impact of $0.9 million of expenses in the second quarter of 1996 related to the demutualization of Farm Family Casualty which the Company has identified as an extraordinary item.

The Six Months  Ended June 30, 1997  Compared  to the Six Months  Ended June 30,
1996

Premiums
--------
Premium revenue increased $6.8 million or 10.8%, during the six months ended June 30, 1997 to $70.7 million from $63.9 million for the same period in 1996. The increase in premium revenue in 1997 resulted from an increase of $7.4 million in earned premiums on additional business directly written by the Company, and an increase of $0.9 million in earned premiums assumed which was offset by an increase of $1.4 million in earned premiums ceded to reinsurers and not retained by the Company. The $7.4 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $7.1 million, or 12.3%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package), an increase of $0.2 million in earned premium from workers' compensation business and an increase of $0.1 million of earned premium from umbrella policies. The number of policies in force related to the Company's primary products increased by 10.0% to approximately 120,000 as of June 30, 1997 from approximately 109,100 as of June 30, 1996 and the average premium earned for each such policy increased by 2.0% during the six months ended June 30, 1997 compared to the same period in 1996.

Net written premiums increased 15.7% to $79.7 million for the six months ended June 30, 1997 compared to $68.9 million for the same period in 1996. The increase in net written premiums is primarily attributable to the growth in direct writings to customers and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings come from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, and Rhode Island. In addition, direct writings of all our primary products, particularly personal automobile, increased during the first six months of 1997. During the six months ended June 30, 1997, the Company wrote approximately $0.9 million of assigned risk automobile business in New Jersey.

Net Investment Income
---------------------
Net investment income increased $1.4 million or 19.0% to $8.9 million for the six months ended June 30, 1997 from $7.5 million for the same period in 1996. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $49.2 million, or 24.7% as of June 30, 1997 compared to June 30, 1996. The increase in average cash and invested assets was primarily attributable to the net proceeds of $31.0 million from the Company's initial public offering and subscription offering received in July 1996 as well as available cash flow from operations. The return realized on the Company's cash and investments was 7.4% for the six months ended June 30, 1997 and 7.6% for the same period in 1996.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $1.0 million, or 2.0%, to $49.7 million for the six months ended June 30, 1997 from $48.7 million for the same period in 1996. Loss and loss adjustment expenses were 70.3% of premium revenue for the six months ended June 30, 1997 compared to 76.3% of premium revenue for the same period in 1996. The decrease in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the reduction in weather related losses. Losses believed to be weather related aggregated $3.2 million in the six months ended June 30, 1997 compared to $8.7 million for the same period in 1996.

Underwriting Expenses
---------------------
Underwriting expenses increased $2.2 million, or 12.4%, to $20.2 million for the six months ended June 30, 1997 from $18.0 million for the same period in 1996. For the six months ended June 30, 1997, underwriting expenses were 28.6% of premium revenue compared to 28.1% for the same period in 1996. The increase in underwriting expenses as a percent of premium revenue was primarily attributable to an increase in certain overhead expenses and improvements in the Company's accrual process. The underwriting expense ratio of 28.6% for the six months ended June 30, 1997 was less than the underwriting expense ratio of 29.2% for the year ended December 31, 1996.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $3.6 million to $5.2 million in 1997 from $1.6 million in 1996. Federal income tax expense was 33.8% of income before federal income tax expense for the six months ended June 30, 1997 compared to 32.5% for the same period in 1996.

Realized Investment Gains
-------------------------
Realized investment gains increased $5.4 million to $5.5 million for the six months ended June 30, 1997 from $0.1 million for the same period in 1996. The increase in realized investment gains was primarily attributable to the sale of a common stock investment.

Net Income
----------
Net income increased $8.4 million to $10.3 million for the six months ended June 30, 1997 from $1.9 million for the same period in 1996 primarily as a result of the foregoing factors and the impact of $1.4 million of expenses in the first quarter of 1996 related to the demutualization of Farm Family Casualty which the Company has identified as an extraordinary item.

Liquidity and Capital Resources

Net cash provided by operating activities was $12.0 million and $2.8 million during the six month periods ended June 30, 1997 and 1996, respectively. The increase in net cash provided by operating activities during the six months ended June 30, 1997 was primarily attributable to the increase in net income and a decrease in payments for losses and loss adjustment expenses.

Net cash used in investing activities was $10.7 million during the six months ended June 30, 1997 compared to net cash used in investing activities of $1.8 million for the same period in 1996 primarily as a result of a decrease in sales of short-term investments in the first six months of 1997.

The Company has in place unsecured lines of credit with two banks under which it may borrow up to $12.0 million. At June 30, 1997, no amounts were outstanding on these lines of credit. In addition, at June 30, 1997, Farm Family Casualty had $1.3 million principal amount of surplus notes outstanding. The surplus notes bear interest at the rate of eight percent per annum and have no maturity date. The principal and interest on the surplus notes are repayable only with the approval of the Superintendent of Insurance of New York State.

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

Management believes that the impact of the adoption of this standard on per share disclosures included in the consolidated financial statements will not be material.

Item 4.      Submission of Matters to a Vote of Security Holders.

         Farm Family Holdings' annual meeting of Stockholders was held on April 22, 1997. At the meeting, (i) eight persons were elected as directors of Farm Family Holdings, (ii) the appointment of Coopers & Lybrand L.L.P. as Farm Family Holdings' independent auditors for the year 1997 was ratified and (iii) the adoption of Farm Family Holdings' Omnibus Securities Plan was approved. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below. In addition, there were 361,294 broker non-votes in connection with the approval of the adoption of the Omnibus Securities Plan.


                                                               For         Against/Withheld        Abstained
         Election of Directors:
            Nominee
            Robert L. Baker                                 3,743,173                23,730
            James V. Crane                                  3,743,679                23,224
            Clark W. Hinsdale, III                          3,742,881                24,022
            John W. Lincoln                                 3,743,396                23,507
            Wayne A. Mann                                   3,743,465                23,438
            Howard T. Sprow                                 3,735,157                31,746
            Charles A. Wilfong                              3,742,549                24,354
            Tyler P. Young                                  3,743,370                23,533

         Ratification of Auditors:                          3,704,244                12,895           49,764

         Approval of Omnibus Securities Plan:               2,435,699               879,270           90,640


Item 6:        Exhibits and Reports on Form 8-K


                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997


Exhibit Number       Document Description

*2.1                 Plan of  Reorganization  and Conversion  dated February 14, 1996 as amended by
                     Amendment No. 1, dated April 23, 1996

*3.1                 Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2                 Bylaws of Farm Family Holdings, Inc.

10.1                 Option  Purchase  Agreement,  dated  February  14,  1996,  among  Farm  Family
                     Holdings,  Inc. and The  Shareholders  of Farm Family Life  Insurance  Company
                     Listed  Therein  (Incorporated  by reference  to  Registration  Statement  No.
                     333-4446) as amended by Amendment No. 1 to Option  Purchase  Agreement,  dated as of April 22, 1997

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

10.4                 Underlying  Multi-Line Per Risk  Reinsurance  Contract,  effective  January 1,
                     1995,  issued to Farm  Family  Mutual  Insurance  Company by The  Subscription
                     Reinsurer(s)  Executing the Interests and  Liabilities  Agreement(s)  Attached
                     Thereto,   as  amended  by  Addendum   No.  1,   effective   January  1,  1996
                     (Incorporated by reference to Registration  Statement No. 333-4446),  Addendum
                     No. 2,  effective  January 1, 1996,  Addendum No. 3,  effective  July 26, 1996
                     (Incorporated by reference to Farm Family Holdings,  Inc. Form 10-K), Addendum
                     No. 4,  effective  January 1, 1997  (Incorporated  by reference to Farm Family
                     Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997)

10.5                 Umbrella Quota Share Reinsurance  Contract,  effective January 1, 1995, issued to Farm Family  Mutual  Insurance  Company  and United  Farm Family  Insurance
                     Company,   as  amended  by  Addendum   No.  1,   effective   January  1,  1995
                     (Incorporated  by reference  to  Registration  Statement  No.  333-4446),  and
                     Addendum  No. 2 effective  July 26, 1996  (Incorporated  by  reference to Farm
                     Family Holdings,  Inc. Form 10-K),  Addendum No. 3, effective  January 1, 1997
                     (Incorporated  by reference to Farm Family  Holdings,  Inc.  Form 10-Q for the quarter ended March 31, 1997)

10.6                 Excess Catastrophe  Reinsurance  Contract effective January 1, 1996, issued to
                     Farm  Family  Mutual   Insurance   Company   (Incorporated   by  reference  to
                     Registration Statement No. 333-4446),  as amended by Addendum No. 1, Effective
                     July 26, 1996  (Incorporated by reference to Farm Family  Holdings,  Inc. Form
                     10-Q for the quarter ended March 31, 1997)

*10.7                Assumption  Agreement,  commencing January 1, 1995, between Farm Family Mutual
                     Insurance Company and United Farm Family Insurance Company

*10.8                Service  Agreement,  made  effective  as of July 25, 1988 by and between  Farm
                     Family Mutual Insurance Company and United Farm Family Insurance Company

10.9                 Form of Membership List Purchase Agreement between Farm Family Mutual
                     Insurance Company and each of the Farm Bureaus (Incorporated by reference to
                     Registration Statement No. 333-4446) as amended by Amendment No. 1 to
                     Membership List Purchase Agreements effective July 26, 1996 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March
                     31, 1997)

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

***10.19             Excess  Catastrophe  Reinsurance  Contract  issued  to  Farm  Family  Casualty
                     Insurance Company effective January 1, 1997

 10.20               Farm Family Holdings,  Inc.  Omnibus  Securities Plan, as amended by Amendment
                     No.  1 dated  February  13,  1997  (Incorporated  by  reference  to the  Proxy
                     Statement of Farm Family Holdings, Inc. dated March 7, 1997)

  11                 Computation of Earnings per  Share


*Incorporated by reference to Registration Statement No. 333-4446
**Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996 ***Incorporated by reference to Farm Family Holdings,
Inc. Form 10-Q for the quarter ended March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FARM FAMILY HOLDINGS, INC.
                                                   (Registrant)




      August 13, 1997     By:/s/ Philip P. Weber
------------------------    -------------------------------------------
           (Date)           Philip P. Weber, President & Chief Executive Officer
                                         (Principal Executive Officer)




      August 13, 1997     By: /s/ Timothy A. Walsh
-----------------------     -------------------------------------------
           (Date)           Timothy A. Walsh, Executive Vice President
                                             - Finance & Treasurer
                                 (Principal Financial & Accounting Officer)

Exhibit 11.     Statement re computation of per share earnings



                           FARM FAMILY HOLDINGS, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                  (Amounts in thousands, except per share data)

                                                                Three months                Six months
                                                               ended June 30,             ended June 30,
                                                             1997          1996         1997           1996
                                                        -------------------------------------------------------
Net income available to common shareholders                     $7,220      $1,637       $10,276        $1,939

Weighted average shares outstanding                              5,254       3,000         5,254         3,000
                                                        -------------------------------------------------------

Net income per share                                             $1.37       $0.55         $1.96         $0.65
                                                        -------------------------------------------------------





     (1)  Gives  effect  to the  allocation  of  3,000,000  shares  to  eligible
     policyholders  on  July  26,  1996  pursuant  to  Farm  Family   Casualty's
     conversion from a mutual company to a stockholder owned company.





Reports on Form 8-K

        A report on Form 8-K was filed on April 28, 1997 reporting a press release issued announcing the Company's operating results for the quarter ended March 31, 1997.

        A report on Form 8-K was filed on May 28, 1997 reporting a press release issued announcing the A.M. Best rating of the company's subsidiary was upgraded to A (Excellent).

        No financial statements were filed with either Form 8-K.


EXHIBIT 10.1                                             [LLG&M DRAFT - 2/28/97]


                                   AMENDMENT NO. 1 TO OPTION PURCHASE AGREEMENT

                  This AMENDMENT NO. 1 TO OPTION PURCHASE AGREEMENT, dated as of April 22, 1997 (this "Amendment"), by and among FARM FAMILY HOLDINGS, INC. a Delaware Corporation (the "Optionee"), and THE SHAREHOLDERS OF FARM FAMILY LIFE INSURANCE COMPANY set forth on the signature pages hereof (individually, a "Shareholder" and collectively, the "Shareholders").

                  WHEREAS, the Optionee and the Shareholders have previously entered into the Option Purchase Agreement, dated as of February 14, 1996 (the "Option Purchase Agreement"); and

                  WHEREAS, the Optionee and the Shareholders desire to amend the Option Purchase Agreement as set forth herein.

                  NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Optionee and the Shareholders hereby agree that the Option Purchase Agreement shall be, and hereby is, amended and modified as follows:

         1. Section 1(a) of the Option Purchase Agreement is amended by deleting the definition of the term "Exercise Date" and inserting in its place a new definition, which reads as follows:

                           ""Exercise Date" means the date as of which the Fair Market Value per Share is determined pursuant to Section 3."

         2. Section 3 of the Option Purchase Agreement is amended by deleting the existing Section 3 and inserting in its place a new Section 3, which reads as follows:

                           "Section 3. Fair Market Value per Share. (a) If the Optionee proposes to exercise the Options, the Optionee shall so notify the Shareholders in writing and instruct an investment banking firm of national reputation, selected by the Optionee and reasonably acceptable to the Shareholders (the "Optionee Appraiser"), to determine the fair market value of each Share as of the date of such notice (the "Fair Market Value per Share") in accordance with the Valuation Procedures (the "Optionee Valuation"). If, following receipt of the Optionee Valuation, the
                           Optionee   continues   to  propose  to  exercise  the
                           Options, the Optionee shall so notify the Shareholders in writing and supply the Shareholders with the Optionee Valuation. The Shareholders and their authorized representatives shall review the Optionee Valuation and, within 30 days after the date of such receipt, the Shareholders shall notify the Optionee in writing of their agreement or disagreement with the Optionee Valuation. In the event the Shareholders agree with the Optionee Valuation, the Optionee Valuation shall be the Fair Market Value per Share for purposes of this Agreement. In the event the Shareholders disagree with the Optionee Valuation, the Shareholders and the Optionee shall use their reasonable efforts to resolve such disagreement within 15 days after the date the Optionee has received notice of such disagreement. If the
                           Shareholders and the Optionee are able to resolve such disagreement within such 15-day period, the valuation so agreed shall be the Fair Market Value per Share for purposes of this Agreement.

                                            (b) In the  event  the  Shareholders
                           and the Optionee are unable to resolve such disagreement within such 15-day period and the
                           Optionee continues to propose to exercise the Options, the Shareholders shall promptly thereafter select an investment banking firm of national standing and reasonably acceptable to the Optionee (the "Shareholder Appraiser") for purposes of determining the Fair Market Value per Share in accordance with the Valuation Procedures (the "Shareholder Valuation"). The Shareholders shall deliver the Shareholder Valuation to the Optionee within the 30-day period next following such 15-day period. If the Shareholder Valuation is within 5% (plus or minus) of the Optionee Valuation (the "Target Range"), then the Fair Market Value per Share for purposes of this Agreement shall equal the average of the Optionee Valuation and the Shareholder Valuation. If the Shareholder Valuation is not within the Target Range, then the Optionee and the Shareholders shall use their reasonable efforts to resolve such disagreement within 15 days after the Optionee's receipt of the Shareholder Valuation. If the Shareholders and the Optionee are able to agree on a Shareholder Valuation within the Target Range (the "Revised Shareholder Valuation"), then the Fair Market Value per Share for purposes of this Agreement shall equal the average of the Optionee Valuation and the Revised Shareholder Valuation.

                                            (c) In the  event  the  Shareholders
                           and the Optionee are unable to resolve such disagreement within such 15-day period and the
                           Optionee continues to propose to exercise the Options, the Optionee and the Shareholders shall promptly thereafter jointly select an investment banking firm of national standing and the firm so selected (the "Third Appraiser") shall be directed by the Optionee and the Shareholders to determine the Fair Market Value per Share in accordance with the Valuation Procedures (the "Third Valuation"). The Third Appraiser shall deliver the Third Valuation to the Optionee and the Shareholders within the 30-day period following its selection. The Fair Market Value per Share for purposes of this Agreement shall be the middle valuation of the Third Valuation, the Optionee Valuation and the Shareholder Valuation.

                                            (d) The  fees  and  expenses  of the
                           Optionee Appraiser shall be paid by the Optionee. The fees and expenses of the Shareholder Appraiser shall be paid by the Shareholders on a pro rata basis based on the number of Shares owned by each of them. The fees and expenses of the Third Appraiser shall be paid 50% by the Optionee and 50% by the Shareholders on a pro rata basis based on the number of shares owned by each of them."

         3. Section 4(a) of the Option Purchase Agreement is amended by deleting the existing Section 4(a) and inserting in its place a new Section 4(a), which reads as follows:

                           "Within 45 days after any determination of the Fair Market Value per Share pursuant to Section 3, the Optionee may exercise the Options in whole but not in part by sending a written notice (the "Exercise Notice") to the Shareholders specifying its election to exercise the Options on the basis of such Fair Market Price per Share. The closing (the "Closing") of the transactions contemplated hereby shall take place on the date that is five Business Days after the satisfaction or waiver of the conditions set forth in Section 7 at the offices of LeBoeuf, Lamb, Greene & MacRae, L.L.P., at 10:00 A.M., New York time. The "Closing Date" shall be the date the Closing occurs."

         4. Section 11(b)(ii) of the Option Purchase Agreement is amended by adding thereto a proviso at the end thereof, which reads as follows:

                           ", provided, that a Shareholder shall be permitted to transfer the Shares owned by such Shareholder to an Affiliate of such Shareholder if the holders of a majority of the Shares consent in writing to such transfer and, at or prior to the time of such transfer, such Affiliate shall execute a counterpart of this Agreement and such other documents as are necessary to confirm such Affiliate's agreement to become a party to, and to be bound by all terms and conditions, of this Agreement".

                  This Amendment may be executed in two or more counterparts, each of which shall be considered one in the same agreement and shall become effective when one or more counterparts have been signed by each of the parties and delivered to the other parties, it being understood that all parties need not sign the same counterpart.


                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective duly authorized officers as of the date first above written.


                                            FARM FAMILY HOLDINGS, INC.


                                            By /s/ Philip P. Weber
                                            ----------------------
                                               Name: Philip P. Weber
                                               Title: President & Chief
                                                       Executive Officer


                                            CONNECTICUT FARM BUREAU SERVICE
                                                       COMPANY

                                            By /s/ Norma R. O'Leary
                                            -------------------
                                               Name: Norma R. O'Leary
                                               Title: President



                                            DELAWARE FARM BUREAU SERVICE
                                                     COMPANY, INC.

                                            By /s/ Joseph E. Calhoun
                                            ------------------------
                                               Name: Joseph E. Calhoun
                                               Title: President

                                            MAINE FARM BUREAU SERVICE COMPANY

                                            By /s/ Sandra A. George
                                            -----------------------
                                               Name: Sandra A. George
                                               Title: President



                                            MASSACHUSETTS FARM BUREAU SERVICE
                                                      COMPANY, INC.

                                            By /s/ Arthur D. Keown, Jr.
                                            ---------------------------
                                               Name: Arthur D. Keown, Jr.
                                               Title: President




                                            NEW HAMPSHIRE FARM BUREAU
                                                    FEDERATION


                                            By /s/ Gordon H. Gowen
                                            ----------------------
                                               Name: Gordon H. Gowen
                                               Title: President



                                            NEW JERSEY FARM BUREAU SERVICE
                                                       COMPANY


                                            By /s/ John I. Rigolizzo, Jr.
                                            -----------------------------
                                               Name: John I. Rigolizzo
                                               Title: Vice President


                                            NEW YORK FARM BUREAU SERVICE
                                                     COMPANY, INC.


                                            By /s/ John W. Lincoln
                                            ----------------------
                                               Name: John W. Lincoln
                                               Title: President


                                            RHODE ISLAND ASSOCIATION OF
                                                FARMERS SERVICE CO.

                                            By /s/ William M. Stamp, Jr.
                                            ----------------------------
                                               Name: William M. Stamp, Jr.
                                               Title: President

                                            VERMONT FARM BUREAU, INC.


                                            By /s/ Clark W. Hinsdale III
                                            ----------------------------
                                               Name: Clark W. Hinsdale III
                                               Title: President


                                            WEST VIRGINIA FARM BUREAU, INC.


                                            By /s/ Fred G. Butler, Sr.
                                            --------------------------
                                               Name: Fred G. Butler, Sr.
                                               Title: President