Form 10-Q
period 1997-09-30
FARM FAMILY HOLDINGS INC
filed 1997-11-13
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997
                           Commission File No. 1-11941


                           FARM FAMILY HOLDINGS, INC.
                    A Delaware Corporation IRS No. 14-1789227

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares outstanding of the issuer's common stock as of November 12, 1997 is 5,253,813.

                    FARM FAMILY HOLDINGS, INC. & SUBSIDIARIES

                                      INDEX



   Part I.   Financial Information

             Item 1. Financial Statements of Farm Family Holdings, Inc. & Subsidiaries (unaudited)
                      Consolidated Balance Sheets -
                      September 30, 1997 and December 31, 1996

                      Consolidated  Statements  of  Income  Three  months  ended
                      September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996

                      Consolidated Statements of Cash Flow Nine months ended September 30, 1997 and 1996

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

                                                                              (Unaudited)
                                                                          September 30, 1997  December 31, 1996

---------------------------------------------------------------------------------------------------------------
Assets
Investments:
     Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $239,393 in 1997 and $214,226 in 1996 )                    $247,807          $219,188
     Held to maturity, at amortized cost
        (Fair value: $9,456 in 1997 and $9,973 in 1996)                                9,181             9,782
   Equity securities
     Available for sale, at fair value
            (Cost: $3,149 in 1997 and $2,546 in 1996)                                  4,077             7,908
   Mortgage loans                                                                      1,682             1,745
   Other invested assets                                                                 620               748
   Short-term investments                                                              6,635             5,333
---------------------------------------------------------------------------------------------------------------
             Total investments                                                       270,002           244,704
---------------------------------------------------------------------------------------------------------------
Cash                                                                                   3,747             4,110
Insurance receivables:
   Reinsurance receivables                                                            11,419            10,743
   Premiums receivable, net                                                           32,100            22,663
Deferred acquisition costs                                                            12,746            10,682
Accrued investment income                                                              4,778             4,861
Deferred income tax asset, net                                                         2,863             1,520
Prepaid reinsurance premiums                                                           2,216             1,944
Receivable from affiliates, net                                                       16,632            16,133
Other assets                                                                           2,777             2,052
---------------------------------------------------------------------------------------------------------------
             Total Assets                                                           $359,280          $319,412
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
LIABILITIES aND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                 $150,297          $141,220
   Unearned premium reserve                                                           68,529            55,945
   Reinsurance premiums payable                                                        2,914               641
   Accrued expenses and other liabilities                                             11,808             9,561
   Debt                                                                                1,277             1,304
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       234,825           208,671
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock $.01 par value 1,000,000 shares authorized
         and no shares issued and outstanding                                              -                 -

    Common stock $.01 par value 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                      53                53
    Additional Paid in Capital                                                        98,140            98,140
    Retained earnings                                                                 20,191             5,838
    Net unrealized investment gains                                                    6,071             6,710
---------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              124,455           110,741
---------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                             $359,280          $319,412
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

 See accompanying notes to Consolidated Financial Statements.


                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)


                                                                      (Unaudited)              (Unaudited)
                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,           September 30,
                                                                    1997       1996          1997         1996
---------------------------------------------------------------------------------------------------------------

Revenues:
     Premiums                                                      $38,457    $33,015      $109,191    $96,881
     Net investment income                                           4,603      4,132        13,529     11,635
     Realized investment gains (losses), net                           188      (102)         5,649       (25)
     Other income                                                      234        219           719        689
---------------------------------------------------------------------------------------------------------------
                   Total revenues                                   43,482     37,264       129,088    109,180
---------------------------------------------------------------------------------------------------------------
Losses and Expenses:
     Losses and loss adjustment expenses                            26,701     23,089        76,421     71,842
     Underwriting expenses                                          10,605      9,120        30,803     27,087
     Interest expense                                                   25         33            77        141
     Dividends to policyholders                                         65         43           177        156
---------------------------------------------------------------------------------------------------------------
             Total losses and expenses                              37,396     32,285       107,478     99,226
---------------------------------------------------------------------------------------------------------------
Income before federal income tax expense and extraordinary item      6,086      4,979        21,610      9,954
Federal income tax expense                                           2,009      1,517         7,257      3,136
---------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                     4,077      3,462        14,353      6,818
Extraordinary item - demutualization expenses                            -        126             -      1,543
---------------------------------------------------------------------------------------------------------------
             Net income                                             $4,077     $3,336       $14,353     $5,275
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Net income before extraordinary item per share-primary               $0.77      $0.75         $2.73      $1.92
---------------------------------------------------------------------------------------------------------------
Net income before extraordinary item per share-fully diluted         $0.77      $0.75         $2.70      $1.92
---------------------------------------------------------------------------------------------------------------
Net income per share-primary                                         $0.77      $0.72         $2.73      $1.48
---------------------------------------------------------------------------------------------------------------
Net income per share-fully diluted                                   $0.77      $0.72         $2.70      $1.48
---------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding-primary                      5,286,348  4,641,411     5,264,658  3,553,150
---------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding-fully diluted                5,317,828  4,641,411     5,317,828  3,553,150
---------------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.




                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                           1997            1996
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:

Net income                                                                                $14,353         $5,275
-----------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income
              to net cash provided by operating activities:
    Realized investment (gains) losses                                                    (5,649)             25
    Amortization of bond discount                                                             258             99
    Deferred income taxes                                                                   (997)          (291)
    Extraordinary item - demutualization expenses                                               -          1,543
    Changes in:
         Reinsurance receivables                                                            (676)          3,459
         Premiums receivable                                                              (9,437)        (3,643)
         Deferred acquisition costs                                                       (2,064)          (772)
         Accrued investment income                                                             83             36
         Prepaid reinsurance premiums                                                       (272)          (243)
         Receivable from affiliates                                                         (499)          (775)
         Other assets                                                                       (725)            113
         Reserves for losses and loss adjustment expenses                                   9,077            112
         Unearned premium reserve                                                          12,584          5,652
         Reinsurance premiums payable                                                       2,273        (1,660)
         Accrued expenses and other liabilities                                             2,247            (5)
-----------------------------------------------------------------------------------------------------------------
            Total adjustments                                                               6,203          3,650
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities before extraordinary item            20,556          8,925
            Extraordinary item - demutualization expenses                                       -        (1,543)
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                      20,556          7,382
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTiNG ACTIVITIES Proceeds from sales:
    Fixed maturities available for sale                                                     3,514          5,450
    Other invested assets                                                                   (169)            144
    Equity securities                                                                       6,257              -
Investment collections:
    Fixed maturities available for sale                                                    13,542          7,238
    Fixed maturities held to maturity                                                         582          2,289
    Mortgage loans                                                                             62             56
Investment purchases:
    Fixed maturities available for sale                                                  (42,425)       (44,304)
    Fixed maturities held to maturity                                                           -        (1,903)
    Equity securities                                                                     (1,081)              -
Change in short-term investments, net                                                     (1,302)        (6,148)
Change in other invested assets                                                               128            259
-----------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                        (20,892)       (36,919)
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Principal payments on debt                                                                   (27)           (26)
Proceeds from IPO and Subscription Offerings                                                    -         44,880
Demutualization payments to Policyholders and Noteholders                                       -       (12,842)
IPO Expenses paid                                                                               -          (941)
-----------------------------------------------------------------------------------------------------------------
            Net ash provided by (used in) financing activities                               (27)         31,071
-----------------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash                                                 (363)          1,534
Cash, beginning of period                                                                   4,110          2,410
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                        $3,747         $3,944
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

     The per share information presented on the accompanying consolidated statements of income gives effect in the three month and nine month periods ended September 30, 1996 to the allocation of 3,000,000 shares of common stock to eligible policyholders on July 26, 1996 pursuant to the Plan.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 1997, and the consolidated results of operations for the three month and nine month periods ended September 30, 1997 and 1996. These consolidated financial statements shuld be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report to stockholders. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

     2.  Future Application of Accounting Standards

     Statement of Financial Accounting Standards Statement No. 128 - "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997. This statement simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company currently uses the treasury stock method in determining weighted average shares outstanding for primary and fully diluted EPS.

     The following represents the basic and dilutive earnings per share amounts had the Company been required to adopt this statement for the periods ended September 30, 1997 and 1996:

                                                         Three months ended             Nine months ended
                                                            September 30,                  September 30,
                                                          1997          1996            1997            1996
                                                    -----------------------------------------------------------
     Net Income                                       $4,077,000    $3,336,000     $14,353,000      $5,275,000
                                                    -----------------------------------------------------------

     Weighted average shares for basic EPS             5,253,813     4,641,411       5,253,813       3,553,150
     Effect of dilutive stock options                     32,535             -          10,845               -
                                                    -----------------------------------------------------------
     Weighted average shares and assumed exercise
         of stock options for dilutive EPS             5,286,348     4,641,411       5,264,658       3,553,150
                                                    -----------------------------------------------------------
     Basic EPS                                             $0.78         $0.72           $2.73           $1.48
                                                    -----------------------------------------------------------
     Dilutive EPS                                          $0.77         $0.72           $2.73           $1.48
                                                    -----------------------------------------------------------

     3.  Omnibus Securities Plan

     At the Annual Meeting of Stockholders held on April 22, 1997, the Company adopted the Omnibus Securities Plan (the "Plan") under which up to 500,000 shares of common stock are available for award. Stock options granted under the Plan may be either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). For ISOs, the option price may be no less than the fair market value on the date of grant. For NQSOs, the option price may be no less than 85% of the fair market value on the date of grant. On April 22, 1997, 215,000 NQSOs were granted. These NQSOs may be exercised no earlier than July 26, 1999 and no later than the tenth anniversary of the date of the Company's 1997 Annual Meeting of Stockholders. These NQSOs vest in equal amounts over a three year period and have an exercise price of $22.56 per share. The following table summarizes option information:

                                                     Shares
              Outstanding as of January 1, 1997           -
              Granted                                  215,000
              Exercised                                   -
              Canceled                                   5,000
                                                   -----------
              Outstanding at end of period             210,000
                                                   -----------
              Options exercisable at end of period        -
              Options available for future grant       290,000

     Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation Plans" is effective for fiscal years beginning after December 15, 1995. The Company has elected to apply Accounting
     Principles Board Opinion No. 25 in accounting for its stock-based compensation arrangements.

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

For the nine month periods ended September 30, 1997 and 1996, 36.6% and 38.7%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 25.7% and 22.4%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

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

Results of Operations

The Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

Premiums
--------
Premium revenue increased $5.5 million or 16.5%, during the three months ended September 30, 1997 to $38.5 million from $33.0 million for the same period in 1996. The increase in premium revenue in 1997 resulted from an increase of $5.0 million in earned premiums on additional business directly written by the Company, as well as an increase of $1.7 million in earned premiums assumed which was offset by an increase of $1.2 million in earned premiums ceded to reinsurers and not retained by the Company. The $5.0 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $4.3 million, or 14.0%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package).

Net written premiums increased 25.5% to $41.8 million for the three months ended September 30, 1997 compared to $33.3 million for the same period in 1996. The increase in net written premiums is primarily attributable to the growth in direct writings to customers of $6.3 million and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings came from New Jersey, New York, Massachusetts, West Virginia, Connecticut, Delaware, Rhode Island, Maine and Vermont. Direct writings for the third quarter of 1997 increased primarily as a result of an increase in writings of all of the Company's primary products and to a lesser extent as a result of an increase of $0.5 million in involuntary assigned risk automobile business in New Jersey and the Company's re-entry into the Massachusetts workers' compensation market which added an additional $0.5 million.

Net Investment Income
---------------------
Net investment income increased $0.5 million or 11.4% to $4.6 million for the three months ended September 30, 1997 from $4.1 million for the same period in 1996. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $39.3 million, or 18.1% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increase in average cash and invested assets was primarily attributable to available cash flow from operations. The return realized on the Company's cash and investments was 7.2% for the three months ended September 30, 1997 and 7.6% for the same period in 1996. The decrease in the return realized on the Company's cash and invested assets was primarily attributable to an increase in investments in tax exempt securities. In addition, the return on the Company's cash and investments decreased during the three months ended September 30, 1997 compared to the same period in 1996 as a result of the Company's investment in fixed maturities with a slightly lower rate of return due to a reduction in interest rates.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $3.6 million, or 15.6%, to $26.7 million for the three months ended September 30, 1997 from $23.1 million for the same period in 1996. Loss and loss adjustment expenses were 69.4% of premium revenue for the three months ended September 30, 1997 compared to 69.9% of premium revenue for the same period in 1996. The decrease in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to a greater relative increase in earned premiums than in loss and loss adjustment expenses. Losses believed to be weather related aggregated $1.2 million in the three months ended September 30, 1997 compared to $0.7 million for the same period in 1996.

Underwriting Expenses
---------------------
Underwriting expenses increased $1.5 million, or 16.3%, to $10.6 million for the three months ended September 30, 1997 from $9.1 million for the same period in 1996. For the three months ended September 30, 1997 and September 30, 1996 underwriting expenses were 27.6% of premium revenue.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $0.5 million to $2.0 million in 1997 from $1.5 million in 1996. Federal income tax expense was 33.0% of income before federal income tax expense and extraordinary item for the three months ended September 30, 1997 compared to 30.5% for the same period in 1996. The increase in federal income tax as a percentage of income before federal income tax expense was primarily attributable to an increase in taxable income.

Net Income
----------
Net income increased $0.8 million to $4.1 million for the three months ended September 30, 1997 from $3.3 million for the same period in 1996 primarily as a result of the foregoing factors.

The Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

Premiums
--------
Premium revenue increased $12.3 million or 12.7%, during the nine months ended September 30, 1997 to $109.2 million from $96.9 million for the same period in 1996. The increase in premium revenue in 1997 resulted from an increase of $12.5 million in earned premiums on additional business directly written by the Company, and an increase of $2.5 million in earned premiums assumed which was offset by an increase of $2.7 million in earned premiums ceded to reinsurers and not retained by the Company. The $12.5 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $11.2 million, or 12.9%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) The number of policies in force related to the Company's primary products increased by 11.4% to approximately 124,100 as of September 30, 1997 from approximately 111,400 as of September 30, 1996 and the average premium earned for each such policy increased by 1.3% during the nine months ended September 30, 1997 compared to the same period in 1996.

Net written premiums increased 18.8% to $121.5 million for the nine months ended September 30, 1997 compared to $102.3 million for the same period in 1996. The increase in net written premiums is primarily attributable to the growth in direct writings to customers of $16.1 million and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings come from New Jersey, New York, Massachusetts, Connecticut, West Virginia, Delaware, Rhode Island and Vermont. In addition, direct writings of all the Company's primary products, particularly personal automobile, increased during the first nine months of 1997. During the nine months ended September 30, 1997, the Company wrote approximately $1.4 million of assigned risk automobile business in New Jersey and $1.4 million in workers compensation business in Massachusetts.

Net Investment Income
---------------------
Net investment income increased $1.9 million or 16.3% to $13.5 million for the nine months ended September 30, 1997 from $11.6 million for the same period in 1996. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $34.0 million, or 15.8% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase in average cash and invested assets was primarily attributable to available cash flow from operations. The return realized on the Company's cash and investments was 7.2% for the nine months ended September 30, 1997 and September 30, 1996.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $4.6 million, or 6.4%, to $76.4 million for the nine months ended September 30, 1997 from $71.8 million for the same period in 1996. Loss and loss adjustment expenses were 70.0% of premium revenue for the nine months ended September 30, 1997 compared to 74.2% of premium revenue for the same period in 1996. The decrease in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the reduction in weather related losses. Losses believed to be weather related aggregated $4.4 million in the nine months ended September 30, 1997 compared to $9.4 million for the same period in 1996.

Underwriting Expenses
---------------------
Underwriting expenses increased $3.7 million, or 13.7%, to $30.8 million for the nine months ended September 30, 1997 from $27.1 million for the same period in 1996. For the nine months ended September 30, 1997, underwriting expenses were 28.2% of premium revenue compared to 28.0% for the same period in 1996. The underwriting expense ratio of 28.2% for the nine months ended September 30, 1997 was less than the underwriting expense ratio of 29.2% for the year ended December 31, 1996.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $4.1 million to $7.2 million in 1997 from $3.1 million in 1996. Federal income tax expense was 33.6% of income before federal income tax expense and extraordinary item for the nine months ended September 30, 1997 compared to 31.5% for the same period in 1996.

Realized Investment Gains
-------------------------
Realized investment gains increased to $5.6 million for the nine months ended September 30, 1997. The increase in realized investment gains was primarily attributable to the sale of a common stock investment.

Net Income
----------
Net income increased $9.1 million to $14.4 million for the nine months ended September 30, 1997 from $5.3 million for the same period in 1996 primarily as a result of the foregoing factors and the impact of $1.5 million of expenses in the first quarter of 1996 related to the demutualization of Farm Family Casualty which the Company has identified as an extraordinary item.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $20.6 million and $7.4 million during the nine month periods ended September 30, 1997 and 1996, respectively. The increase in net cash provided by operating activities during the nine months ended September 30, 1997 was primarily attributable to the increase in net income and a decrease in payments for losses and loss adjustment expenses.

Net cash used in investing activities was $20.9 million during the nine months ended September 30, 1997 compared to net cash used in investing activities of $36.9 million for the same period in 1996 primarily as a result of an increase in proceeds from sales as well as collections from investments that matured during the nine month period ended September 30, 1997.

The Company has in place unsecured lines of credit with two banks under which it may borrow up to $12.0 million. At September 30, 1997, no amounts were outstanding on these lines of credit. In addition, at September 30, 1997, Farm Family Casualty had $1.3 million principal amount of surplus notes outstanding. The surplus notes bear interest at the rate of eight percent per annum and have no maturity date. The principal and interest on the surplus notes are repayable only with the approval of the Superintendent of Insurance of New York State.

Future Application of Accounting Standards

Financial Accounting Standards Board Statement No. 128 - "Earnings Per Share." is effective for financial statements issued for periods ending after December 15, 1997 and simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the diluted EPS computation.

The following represents the basic and dilutive earnings per share amounts had the Company been required to adopt this statement for the periods ended September 30, 1997 and 1996:


                                                       Three months ended             Nine months ended
                                                          September 30,                  September 30,
                                                        1997          1996           1997            1996
                                                        ----          ----           ----            ----
     Net Income                                       $4,077,000    $3,336,000     $14,353,000      $5,275,000

     Weighted average shares for basic EPS             5,253,813     4,641,411       5,253,813       3,553,150
     Effect of dilutive stock options                     32,535             -          10,845               -
                                                    -----------------------------------------------------------
     Weighted average shares and assumed exercise
         of stock options for dilutive EPS             5,286,348     4,641,411       5,264,658       3,553,150
                                                    -----------------------------------------------------------
     Basic EPS                                             $0.78         $0.72           $2.73           $1.48
                                                    -----------------------------------------------------------
     Dilutive EPS                                          $0.77         $0.72           $2.73           $1.48
                                                    -----------------------------------------------------------

Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation Plans" is effective for fiscal years beginning after December 15, 1995. The Company has elected to apply Accounting Principles Bulletin Opinion No. 25 in accounting for its stock-based compensation arrangements.

Item 6:        Exhibits and Reports on Form 8-K

                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


Exhibit Number       Document Description

*2.1                 Plan of  Reorganization  and Conversion  dated February 14, 1996 as amended by
                     Amendment No. 1, dated April 23, 1996

*3.1                 Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2                 Bylaws of Farm Family Holdings, Inc.

  10.12              Farm Family Life Insurance Company, Farm Family Casualty Insurance Company,
                     Farm Family Holdings, Inc. Officer Severance Pay Plan Effective July 29, 1997

  11                 Computation of Earnings per  Share


*Incorporated by reference to Registration Statement No. 333-4446


Exhibit 11.     Statement re computation of per share earnings

                           FARM FAMILY HOLDINGS, INC.
                        COMPUTATION OF EARNINGS PER SHARE


                                                                    Three months             Nine months
                                                                        ended                   ended
                                                                    September 30,            September 30,
                                                                   1997        1996       1997          1996
                                                              -------------------------------------------------
Primary
Average shares outstanding                                        5,253,813 4,641,411    5,253,813   3,553,150
Net effect of dilutive stock options based on the treasury
    stock method using average market price                          32,535         -       10,845           -
                                                              -------------------------------------------------
Weighted average shares outstanding-primary                       5,286,348 4,641,411    5,264,658   3,553,150
                                                              -------------------------------------------------

Net income available to common shareholders (In thousands)           $4,077    $3,336      $14,353      $5,275
                                                              -------------------------------------------------

Net income per share-primary                                          $0.77     $0.72        $2.73       $1.48
                                                              -------------------------------------------------


Fully Diluted
Average shares outstanding                                        5,253,813 4,641,411    5,253,813   3,553,150
Net effect of dilutive stock options based on the treasury
    stock method using stock price at end of period                  64,015         -       64,015           -
                                                              -------------------------------------------------
Weighted average shares outstanding-fully diluted                 5,317,828 4,641,411    5,317,828   3,553,150
                                                              -------------------------------------------------

Net income available to common shareholders (In thousands)           $4,077    $3,336      $14,353      $5,275
                                                              -------------------------------------------------

Net income per share-fully diluted                                    $0.77     $0.72        $2.70       $1.48
                                                              -------------------------------------------------




Reports on Form 8-K

        A report on Form 8-K was filed on July 30, 1997 reporting a press release issued announcing the Company's operating results for the three months and the nine months ended September 30, 1997.

        No financial statements were filed with the Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FARM FAMILY HOLDINGS, INC.
                                                   (Registrant)




   November 13, 1997      By:/s/ Philip P. Weber
-------------------------   --------------------------------------------------
           (Date)           Philip P. Weber, President & Chief Executive Officer
                            (Principal Executive Officer)




  November 13, 1997       By:/s/ Timothy A. Walsh
-------------------------   ----------------------------------------------------
           (Date)           Timothy A. Walsh, Executive Vice President
                            - Finance & Treasurer
                            (Principal Financial & Accounting Officer)

Exhibit 10.12
                            SUMMARY PLAN DESCRIPTION

                       FARM FAMILY LIFE INSURANCE COMPANY
                     FARM FAMILY CASUALTY INSURANCE COMPANY
                           FARM FAMILY HOLDINGS, INC.

                           OFFICER SEVERANCE PAY PLAN
                             Effective July 29, 1997

Purpose

Farm Family Life Insurance Company (hereinafter referred to as "Life"), Farm Family Casualty Insurance Company (hereinafter referred to as "Casualty") and Farm Family Holdings, Inc. (hereinafter referred to as "Holdings") have adopted a severance pay plan effective August 1, 1994 and amended July 29, 1997, the purpose of which is to provide financial benefits to officers of Life, Casualty or Holdings who lose their positions involuntarily under Severance Qualifying Conditions.

Eligible Officers

All officers of Life, Casualty and Holdings (hereinafter collectively referred to as the Companies) are eligible for severance benefits under this plan.

Definitions

1. Cause: An officer's:

     (a) felony conviction or the failure of an officer to contest prosecution for a felony;

     (b) willful misconduct or dishonesty, any of which is directly and materially harmful to the business or reputation of Life, Casualty or Holdings;

     (c) theft, participation in any material fraudulent conduct, or other acts involving material misappropriation of property;

     (d) habitual drunkenness or habitual drug abuse;

     (e) material and willful disclosure of any confidential information;

     (f) unlawful discrimination and/or unlawful sexual harassment by an officer;

     (g) serious breach of Life's, Casualty's or Holding's  policies; or

     (h) continuing inattention to or continuing neglect of the duties to be performed by an officer which inattention or neglect is not the result of illness or accident.


2. Change in Control: A change in control of Life, Casualty or Holdings of a nature that would be required to be reported in response to Item 6(e) of schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not Life, Casualty or Holdings is subject to the Exchange Act at such time; provided, however, that without limiting the generality of the foregoing, a Change in Control will in any event be deemed to occur if and when:

     (a) any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Exchange Act, hereinafter in this definition, "Person"), other than Life, Casualty or Holdings, or a subsidiary of Life, Casualty or Holdings or employee benefit plan of Life, Casualty or Holdings, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of Life, Casualty or Holdings representing more than twenty-five percent (25%) of the combined voting power of Life's, Casualty's, or Holding's then outstanding securities;

     (b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which holders of common stock of Life, Casualty or Holdings immediately prior to the Business Combination have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the Business Combination as immediately before;

     (c) stockholders approve either (i) an agreement for the sale or disposition of all or substantially all of Life's, Casualty's, or Holding's assets to any entity that is not a subsidiary of one of said Companies, or (ii) a plan of complete liquidation; or

     (d) the persons who were members of the Board of Directors immediately before a tender offer by any Person other than Life, Casualty or Holdings or a subsidiary of Life, Casualty or Holdings, or before a merger, consolidation or contested election, or before any combination of such transactions, cease to constitute a majority of the Board of Directors as a result of such transaction or transactions.

3. Salary: The highest rate of wages, salaries and fees for professional services, and other amounts received by an officer for personal services actually rendered in the course of employment with the Companies within the last 2 years, on an annualized basis. Salary does include taxable reimbursements or other expense allowances, fringe benefits (cash and non cash), and moving expenses. Salary does not include:

     (a) any bonus paid to the officer whether paid pursuant to an annual incentive plan or otherwise;

     (b)  any distribution from a plan of deferred compensation;

     (c)amounts, realized from the exercise of a non qualified stock option, or when restricted stock (or property) held by an officer either becomes freely transferable or is no longer subject to substantial risk of forfeiture; and

     (d) amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option.


Severance Qualifying Conditions

An Eligible Officer whose employment with Life, Casualty or Holdings is terminated, is eligible for severance benefits, if his or her employment is terminated under the following conditions ("Severance Qualifying Conditions"):

The officer's employment with Life, Casualty or Holdings is involuntarily terminated due to (i) the officer not satisfactorily performing the duties of his or her position with such Company; (ii) the elimination of the officer's position and the officer is not offered another position of comparable responsibility and compensation with Life, Casualty or Holdings; or (iii) the result of a Change in Control of Life, Casualty or Holdings and the officer is not offered a position of comparable responsibility and compensation by the acquiring or resulting company; AND

The officer executes a release of all claims against Life, Casualty and Holdings acceptable to Life, Casualty and Holdings.

The termination of an officer's employment with Life, Casualty or Holdings, for any of the following reasons shall not be treated as a Severance Qualifying
Condition:

     1. If an officer resigns, abandons his or her job, fails to return from an approved leave of absence or initiates termination on any similar basis; or

     2. If an officer is terminated for Cause.

The decision of whether an officer's termination is a Severance Qualifying Condition shall be determined solely at the Companies' discretion.

Policy

The Companies will pay severance pay equal to the greater of:

 1. one week's Salary for each Year of Service  or

 2.  (i)   36  months Salary in the case of the Chief Executive Officer;
     (ii)  24  months Salary in the case of an Executive Vice President;
     (iii) 12  months Salary in the case of a Senior Vice President; and
     (iv)  6   months  Salary in the case of any officer other than the Chief
               Executive  Officer,  Executive Vice Presidents,  and Senior Vice
               Presidents

to an Eligible Officer who meets the Severance Qualifying Conditions set forth above. Any bonuses or performance or merit reviews that are pending or in process shall not affect the amount of any officer's severance benefits.

In the event an officer becomes eligible for severance benefits due to a Severance Qualifying Event with respect to Life, Casualty or Holdings or any combination of the Companies less than all three of the Companies, then Salary shall include only the amount of Salary which would be allocated to the company for which there is a Severance Qualifying Event for the Eligible Officer pursuant to the Amended and Restated Expense Sharing Agreement dated February 14, 1996 or any successor agreement thereto.

Year of Service shall mean a period of 12 months during which the individual is an officer and/or employee of Life, Casualty or Holdings and does not include any service as:

         A leased employee;
         An independent contractor; or
         An employee or agent of the Company compensated pursuant to an agent's training allowance program, agent's, independent agent's, regional manager's contract or other contract of the same general character.

The decision of how benefits will be paid will be made by the Companies in their sole discretion. The Companies will pay all benefits under this plan from their general assets.


Review of Denial of Benefits/Appeal Process

If an officer does not receive benefits to which the officer thinks he or she is entitled, the officer may file a claim for those benefits. The Vice President-Human Resources will rule on the claims within 60 days of receipt of the claim. In the case of claims made by the Vice President-Human Resources, the Chief Executive Officer of the Companies shall make such review and determination. If claims are denied, in whole or in part, the officer will be notified in writing. A copy of the ruling and a statement supporting the decision will be given to the officer. The notice will indicate why the claims were denied, and either describe any additional information necessary to grant a claim or instruct the officer on how to appeal the denial.

After an officer receives notice of denial of his or her claims, the officer may appeal to the Plan Administrator, in writing within 60 days. If the officer does not make an appeal within 60 days, the original decision will become final. The officer may include in the written appeal any reasons for appeal and any information to support the officer's rights to benefits. The Plan Administrator will then reexamine all the facts and come to a final decision. The officer will be notified of this decision within 60 days of the time that the officer submits the written appeal, unless there are special circumstances, such as a hearing. The officer will be notified if an extension is required. However, in no case will the officer receive the Plan Administrator's decision later than 120 days after the appeal is submitted. The notice of final decision will include specific reasons for the decision and identify the plan provisions relied upon.


Amendment or Termination of the Plan

The Companies reserve the right to amend or terminate the plan at any time, with or without advance notice, by action of the Board of Directors. Provided, however, that no amendment or termination of the plan will reduce the amount the Companies agree to pay officers covered by the Plan at the time of the amendment or termination, in the event of a Severance Qualifying Condition below the following amounts:

     (i) 36 months Salary in the case of the Chief Executive Officer; (ii) 24 months Salary in the case of an Executive Vice President; (iii)12 months Salary in the case of a Senior Vice President; and
     (iv) 6 months Salary in the case of an officer other than the Chief Executive Officer, Executive Vice Presidents and Senior Vice Presidents.

Further, it is provided, that no amendment or termination of the plan adversely affecting the right of any officer to severance pay hereunder due to a Change in Control of Life, Casualty or Holdings, shall be effective if made after the Board of Directors has approved such Change in Control.


Employee rights under ERISA

As a participant in this plan, officers are entitled to certain rights and protection under ERISA. ERISA provides that all plan participants shall be entitled to:

      Examine, free of charge, at the administrative office in their geographic area, all plan documents and copies of all documents filed by the plan with the U.S. Department of Labor.

      Obtain copies of all plan documents and other plan information upon written request to the plan administrator. The plan administrator may make a reasonable charge for the copies.

In addition to creating rights for the plan participants, ERISA imposes obligations on the people who are responsible for the operation of the plan. The people who operate the plan, called "fiduciaries" of the plan, have a duty to do so prudently and in the interest of all plan participants and beneficiaries.

No one, including the Companies or any other person, may discriminate against employees to prevent them from obtaining a benefit or exercising their rights under ERISA.

If a claim for a benefit is denied in whole or in part, an employee must receive a written explanation of the reason for the denial. Employees also have the right to have the plan administrator review and reconsider any claim.

Under ERISA, there are steps employees can take to enforce the above rights. For instance, if a participant in the plan requests materials from the plan administrator and does not receive them within thirty days, the participant may file suit in a federal court. In such a case, the court may require the plan administrator to provide the materials and pay up to $100 a day until the participant receives the materials, unless the materials were not sent because of reasons beyond the control of the plan administrator. If a claim for benefits is denied or ignored, in whole or in part, the participant may file suit in a state or federal court.

If any employee is discriminated against for asserting that person's rights, assistance may be sought from the U.S. Department of Labor or the participant may file suit in a federal court. The court will decide who should pay court costs and legal fees. If the participant is successful, the court may order the person sued to pay these costs and fees. If the participant loses, the court may order that person to pay these costs and fees, for example, if it finds a claim is frivolous.

If a participant has any questions about the plan, the participant should contact the Human Resources Department of the Companies. If a participant has any questions about this statement or about his or her rights under ERISA, the nearest area office of the Labor-Management Services Administration, U.S. Department of Labor, should be contacted.

General Information. Officers should note the following information about the severance plan:

                   Plan Sponsor.  The Plan is sponsored by:

                   Farm Family Life Insurance Company
                   Farm Family  Casualty Insurance Company
                   Farm Family Holdings, Inc.
                   P.O. Box 656
                   Albany, New York 12201-0656
                   Telephone Number (518)  431-5000

     Plan Administrator: Farm Family Life Insurance Company is the plan administrator. The plan administrator makes the rules and regulations necessary to administer the plan. The plan administrator shall have the responsibility and discretionary authority to interpret the terms of this plan, to determine eligibility for benefits and to determine the amount of the benefits. The interpretations and determinations of the plan administrator shall be final and binding.

     Agent for legal process: The Vice President-Human Resources of Life and Casualty shall be the agent for service of legal process for all of the Companies. Any communications should be sent to the following address:

                   Vice President-Human Resources
                   Farm Family Life Insurance Company
                   Farm Family  Casualty Insurance Company
                   Route 9W
                   Glenmont, NY 12077

                   Mailing Address:
                   P.O. Box 656
                   Albany, NY 12201-0656

     Legal process may also be served on the plan administrator at the following address:

                   Farm Family Life Insurance Company
                   Attn.:  Human Resources Department
                   Route 9W
                   Glenmont, NY 12077


                   Mailing Address:
                   P.O. Box 656
                   Albany, NY 12201-0656

     Plan year: The records of the plan are kept on a calendar year basis.

     Identification number: If an officer needs to discuss the plan with a federal government agency, he or she should reference the plan number 510. The Company's employer identification numbers are:

                   Farm Family Life Insurance Company 14-1400831
                   Farm Family Casualty Insurance Company 14-1415410 Farm Family Holdings, Inc. 14-1789227