Form 10-K
period 1997-12-31
FARM FAMILY HOLDINGS INC
filed 1998-03-30
CIK 1013564

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                           Commission File No. 1-11941

                           FARM FAMILY HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware IRS No. 14-1789227

                     344 Route 9W, Glenmont, New York 12077
                  Registrant's telephone number: (518) 431-5000

           Securities registered pursuant to Section 12(b)of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

On March 2, 1998, Registrant had 5,253,813 shares of Common Stock outstanding. Of these, 5,241,894 shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in the Wall Street Journal for stocks listed on the New York Stock Exchange March 2, 1998) of approximately $190,018,658, were owned by stockholders other than directors and executive officers of the Registrant.

                       Documents Incorporated By Reference

  Portions of the following documents are incorporated by reference as follows:

          Documents Incorporated                               Part of Form 10K
          ----------------------                               ----------------

         Farm Family Holdings, Inc.                                I and II
         Annual Report to Stockholders
         for the fiscal year ended
         December 31, 1997
         (the "Annual Report")

         Farm Family Holdings, Inc.                                  III
         Proxy Statement for the
         1998 Annual Meeting of
         Stockholders
         (the "Proxy Statement")

                                     PART I


ITEM 1.  BUSINESS

Overview

     The following discussion includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings"), a Delaware corporation incorporated in 1996, and its wholly owned subsidiaries, (collectively referred to as the "Company"). The primary subsidiary of Farm Family Holdings is Farm Family Casualty Insurance Company ("Farm Family Casualty"). The operations of the Company are also closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life") and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family").

     On July 26, 1996, Farm Family Mutual Insurance Company ("Farm Family Mutual") converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings pursuant to a plan of Reorganization and Conversion (the "Plan"). In addition, Farm Family Mutual was renamed Farm Family Casualty Insurance Company. As part of the Plan, Farm Family Holdings was formed and the Farm Family Mutual policyholders received approximately 2,237,000 shares of Farm Family Holding's common stock and $11,735,000 in cash in exchange for their membership interest in Farm Family Mutual.

     On July 23, 1996, Farm Family Holdings made an initial public offering of its common stock at a price of $16.00 per share. Farm Family Holdings received net proceeds of $41,453,000 for approximately 2,786,000 shares sold in the initial public offering. In addition, Farm Family Holdings received $3,427,000 for approximately 214,000 shares purchased by policyholders of Farm Family Mutual in a subscription offering. In addition, pursuant to the Plan, holders of Farm Family Mutual debt could elect to exchange their debt instruments for shares of common stock or cash. As a result, there were 17,000 common shares and $1,107,000 in cash exchanged for debt with an outstanding principal amount of $1,371,000.

     Farm Family Casualty is a specialized property and casualty insurer of farms, agribusiness, other generally related businesses and residents of rural and suburban communities principally in the Northeastern United States. Farm Family Casualty provides property and casualty insurance coverages to members of the state Farm Bureau(R) organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states, (collectively the "Farm Bureaus"). Membership in a state or county Farm Bureau organization is a prerequisite for voluntary insurance coverage, except for employees of the Company and its affiliates.

     Farm Family Casualty markets its insurance products through more than 200 Farm Family agents and field managers who are located in the rural and suburban communities it serves. These agents generally sell insurance products primarily for Farm Family Casualty and Farm Family Life. The Company believes that the distinctive focus of the Company and its agents on meeting the specialized insurance needs of rural communities has provided the Company with the knowledge and experience to adapt to changes in the demographics of its markets and in the nature of agricultural related businesses. In addition to insuring those engaged in agricultural pursuits such as dairy, vegetable and fruit farming, the Company insures a wide range of other businesses related to agriculture, such as distributors of agricultural products, horse breeding and training facilities, landscapers, nurseries, florists, wineries and growers of specialty products. The Company also offers businessowners products for certain retail and contractor businesses and for owners of apartment and office buildings, as well as a homeowners product.

     The Company's principal strategy is to maintain its focus on meeting the specialized insurance needs of northeastern rural and suburban communities. The Company's flagship product, the Special Farm Package, is a flexible policy that can be adapted to meet the needs of a variety of agricultural and agricultural related businesses. As evidenced by its introduction of businessowners products in 1990, the Company also seeks to leverage its local reputation, agency force, knowledge and experience to expand its product offerings to a wider variety of customers in the rural and suburban communities in which it currently operates. In addition, the Company will continue to seek to facilitate and expedite sales, underwriting and policy administration functions through the use of local service centers and computer networking communications with the home office.

      Farm Family Holdings entered into an Option Purchase Agreement with the shareholders of Farm Family Life (the "Selling Shareholders") pursuant to which

Farm Family Holdings has, for a two-year period which commenced on July 26, 1996, the option to acquire Farm Family Life subject to certain conditions. On February 26, 1998, the Board of Directors of Farm Family Holdings approved the exercise of the option to acquire Farm Family Life and it's wholly owned subsidiary, United Farm Family. Under the terms of the Option Purchase Agreement, Farm Family Holdings will pay an exercise price of $37.5 million to acquire Farm Family Life, consisting of $31.5 million of common stock of Farm Family Holdings (the "Common Stock"), and $6 million stated value of 6-1/8% voting preferred stock of Farm Family Holdings (the "Series A Preferred Stock"). The actual number of shares of Common Stock and Series A Preferred Stock issued to the Selling Shareholders will be equal to approximately $31.5 million and approximately $6 million respectively, divided by the average closing price of the Common Stock on the New York Stock Exchange, Inc. during the 20 trading days preceding the third business day prior to the closing of the acquisition. The proposed acquisition of Farm Family Life is subject to the approval of the shareholders of Farm Family Holdings and receipt of all required government approvals. Management expects that the acquisition of Farm Family Life will be brought to the shareholders of Farm Family Holdings for their approval in 1998.

Related  Party Transactions

     The Company was organized through the efforts of certain Farm Bureaus, and its relationship with the Farm Bureaus in its ten state region continues to be a fundamental aspect of its business (see "Relationship with Farm Bureaus"). Many of the directors of the Company are also directors or executive officers of the Farm Bureaus and the Selling Shareholders of Farm Family Life under the Option Purchase Agreement.

     The Company is a party to Membership List Purchase Agreements with each of the state Farm Bureaus in the ten states in which it conducts business. Pursuant to each Membership List Purchase Agreement, Farm Bureau membership lists are provided to the Company on an exclusive basis for the purpose of marketing its insurance products. The Membership List Purchase Agreements are for six years commencing on January 1, 1996. For the years ended December 31, 1997 and 1996, the Company paid a total of $600,000 and $571,000, respectively, to the Farm Bureaus pursuant to the Membership List Purchase Agreements. For the year ended December 31, 1995 the Company paid $547,000 to the Farm Bureaus under substantially similar Membership List Purchase Agreements in effect for 1995.

     The operations of the Company are closely related with those of its affiliates, Farm Family Life and United Farm Family. The affiliated companies operate under similar Boards of Directors and have similar senior management. In addition, the affiliated companies share home office facilities, data processing equipment, certain personnel and other operational expenses.

     The Company  and Farm  Family  Life are parties to an Amended and  Restated
Expense Sharing Agreement, effective as of February 14, 1996 (the "Expense Sharing Agreement"), pursuant to which shared expenses for goods, services and facilities are allocated between the Company and Farm Family Life. Under the Expense Sharing Agreement, expenses are allocated in accordance with applicable provisions of the New York Insurance Law and regulations promulgated thereunder. Direct expenses are charged as incurred to the Company and Farm Family Life, as applicable, at cost. In 1995, the parties shared expenses under a similar expense sharing agreement. For each of the years ended December 31, 1997 and 1996, 67% and 65%, respectively, of aggregate operating expenses totaling $29.4 million and $30.7 million, respectively, were allocated to the Company, under the Expense Sharing Agreement. For the year ended December 31, 1995, 61% of aggregate operating expenses totaling $26.7 million was allocated to the Company under a similar expense sharing arrangement.

     The Company and Farm Family Life are parties to a Lease Agreement dated July 1, 1988, as amended by Amendment to Lease Agreement, effective January 1, 1994, as so amended, (the "Lease Agreement") pursuant to which the Company leases home office space in Glenmont, New York from Farm Family Life. Annual rent under the Lease Agreement was approximately $760,000, $712,000, and $687,000 for each of the years ended December 31, 1997, 1996, and 1995, respectively.

     The Company and United Farm Family are parties to a service agreement dated July 25, 1988 (the "Service Agreement") pursuant to which the Company provides United Farm Family with certain administrative and special services necessary for its operations, including, but not limited to, claims management, underwriting, accounting, tax and auditing, investment management, and functional support services. In addition, the Company provides United Farm Family with certain personnel, property, equipment and facilities for its operations. For each of the years ended December 31, 1997, 1996, and 1995, Farm Family Casualty charged United Farm Family approximately $0.5 million, $0.7 million, and $0.8 million, respectively, in direct and allocated expenses and overhead under the Service Agreement.

     Prior to January 1, 1998, the Company's reinsurance program included reinsurance agreements with United Farm Family. In accordance with the provisions of these reinsurance agreements, premiums earned, losses, and expenses ceded by the Company to United Farm Family were as follows:

         ($ in thousands)                                                 1997             1996             1995
                                                                          ----             ----             ----
         Earned Premiums Ceded                                          $8,960           $9,334           $9,238
         Losses  Ceded                                                   8,922            7,049            6,447
         Expenses Ceded                                                    846              446              199
                                                             ----------------------------------------------------
         Net                                                          $  (808)           $1,839           $2,592
                                                             ----------------------------------------------------

     The Company terminated all reinsurance agreements with United Farm Family effective December 31, 1997. However, United Farm Family retains liability for covered losses arising from occurrences prior to the termination date. Effective January 1, 1998, the Company's retention on a per risk basis will increase from $100,000 to $300,000 and all reinsurance coverage will be provided solely by non-affiliated reinsurers.

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

The following table sets forth by product the direct premiums written by the Company for the periods indicated:

         ($ in millions)                                     Year Ended December 31,
                                                             -----------------------
                                                         % of                 % of                % of
                                             1997       Total     1996       Total     1995      Total
                                             -----      -----     -----      -----     -----     -----
         Personal Automobile*                $62.3      36.9%     $50.0      34.2%     $46.5     34.2%
         Special Farm Package                 38.4      22.8%      35.9      24.5%      34.0     25.0%
         Commercial Automobile*               26.1      15.5%      24.1      16.5%      22.7     16.7%
         Workers' Compensation                11.3       6.7%       9.7       6.5%       9.1      6.7%
         Businessowners                        9.0       5.3%       7.6       5.2%       6.6      4.9%
         Homeowners                            7.7       4.6%       6.1       4.2%       5.2      3.8%
         Umbrella                              4.8       2.9%       4.6       3.1%       4.4      3.2%
         Commercial General Liability          4.1       2.4%       3.9       2.7%       3.4      2.5%
         Special Home Package                  3.1       1.8%       2.9       2.0%       2.8      2.1%
         Fire, Allied, Inland Marine           1.3       0.8%       1.2       0.8%       1.0      0.7%
         Products Liability                    0.4       0.2%       0.3       0.2%       0.2      0.1%
         Pollution                             0.2       0.1%       0.1       0.1%       0.1      0.1%
                                          -------------------------------------------------------------
         Total                              $168.7     100.0%    $146.4     100.0%    $136.0    100.0%
                                          -------------------------------------------------------------

     *Includes $6.3 million of assigned risk automobile for personal automobile and $0.7 million of assigned risk automobile for commercial automobile

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

     In October 1997, the Company began marketing the Country Estate program, a specialized version of the Special Farm Package. The Country Estate program covers rural residents where agricultural exposures are present, but agribusiness is not the main source of income for the household.

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

     Businessowners. The Company's businessowners product (based on the industry standard policy form) is designed to meet the needs of small businesses within its rural and suburban markets. This product is marketed to two distinct groups:
(i) "mercantile businessowners" with property based risks, including apartment and office building owners and small to medium-sized retail businesses, such as florists and farm markets and (ii) small, established artisan contractors principally serving the agricultural community.

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

     Pollution. The Company writes a small number of pollution liability policies covering specified farm risks on a "claims-made" basis. The policy insures against losses incurred from third party liability, including bodily injury and property damages, for pollution incidents, such as those caused from pesticides, fertilizers, herbicides and manure piles. An "extended reporting period" option is available under certain circumstances which allows for claim reporting after the policy expiration. As of December 31, 1997, the Company had approximately 222 pollution policies in force.

Marketing

         The following table sets forth the Company's direct written premiums by state for the periods indicated:

                                                          Year Ended December 31,
                                                          -----------------------
         ($ in millions)                                 % of                 % of               % of
                                              1997      Total      1996      Total    1995      Total
                                              ----      -----      ----      -----    -----     -----

         New York                             $61.5     36.5%      $56.5     38.6%    $53.2     39.1%
         New Jersey                            44.5     26.3%       33.1     22.6%     28.3     20.8%
         Massachusetts                         12.9      7.7%       10.3      7.0%     10.5      7.7%
         Connecticut                           11.0      6.5%        9.8      6.7%      9.1      6.7%
         West Virginia                          9.1      5.4%        8.1      5.5%      7.8      5.7%
         Maine                                  6.7      4.0%        6.8      4.7%      6.9      5.1%
         New Hampshire                          6.5      3.8%        6.7      4.6%      6.8      5.0%
         Vermont                                5.8      3.5%        5.7      3.9%      5.3      3.9%
         Delaware                               5.8      3.4%        5.0      3.4%      4.4      3.3%
         Rhode Island                           4.9      2.9%        4.4      3.0%      3.7      2.7%
                                           --------- --------- ---------- --------- -------- ---------
                                             $168.7    100.0%    $146 .4    100.0%   $136.0    100.0%
                                           --------- --------- ---------- --------- -------- ---------

     As of December 31, 1997, the Company marketed its property and casualty insurance products in its ten state region through approximately 189 primarily exclusive agents, 13 independent agents and 12 field managers. Many of the Company's agents are established residents of the rural and suburban communities in which they operate and often have specific prior experience in agricultural related businesses. Almost all of the Company's agents market and write the full range of its products. In addition to marketing the Company's property and casualty insurance products, the agency force also markets life insurance products for Farm Family Life. In 1997, agent compensation was comprised entirely of commissions, office expense allowances and incentive bonuses.

     In 1997, the Company established a wholly owned subsidiary, Farm Family Financial Services, Inc. Through this subsidiary, and its affiliation with a national broker-dealer, the Company's agents can make available financial services and products. Many agents are in the process of obtaining a securities license so they can offer these products to their clients.

     The Company emphasizes personal contact between its agents and the policyholders. The Company believes that its name recognition, policyholder loyalty and policyholder satisfaction with agent and claims relationships are the principal sources of new customer referrals, cross-selling of additional insurance products and policyholder retention. In addition, the Company believes that its relationship with the Farm Bureaus in its target markets promotes the Company's name recognition and new customer referrals among Farm Bureau members (see " Relationship with Farm Bureaus").

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

     Claims settlement authority levels are established for each adjuster and claims manager based upon the employee's ability and level of experience. Claims are reported directly to the claims department, located at a field office or through the central claim reporting unit at the home office. Specialized units exist at the home office for no-fault automobile and workers' compensation claims, as well as subrogation and large, litigated or certain other claims. The Company also has on staff a special investigator to investigate suspected insurance fraud, including arson. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims. Claims for New York private passenger assigned risk business are handled by outside claim adjusting firms which specialize in this line of business.

Reinsurance

Reinsurance Ceded

     The Company's reinsurance arrangements are generally placed with non-affiliated reinsurers through reinsurance brokers. In addition, through December 31, 1997, certain reinsurance coverages were also placed directly with United Farm Family (see "Related Party Transactions"). Prior to January 1, 1998, the largest net per risk exposure retained by the Company on any one individual property or casualty risk was $100,000. Property and casualty risks in excess of $100,000 were covered on an excess of loss basis up to $300,000 per risk by United Farm Family, prior to January 1, 1998. Effective January 1, 1998, the largest net per risk exposure retained by the Company on any one individual property or casualty risk is $300,000. Per risk property losses in excess of $300,000 but less than $4 million are reinsured on an excess of loss basis by unaffiliated reinsurers. Casualty losses per risk in excess of $300,000 but less than $1 million (which is generally the maximum limit of liability written by the Company's casualty insurance policies, other than workers' compensation and umbrella liability policies) are covered on an excess of loss basis by unaffiliated reinsurers. Clash coverage provided by unaffiliated reinsurers covers casualty losses, including workers' compensation, in excess of $1 million but less than $5 million. In addition, workers' compensation claims, on a per occurrence basis with a $600,000 per person limit, in excess of $3 million but less than $10 million are separately reinsured on an excess of loss basis by an unaffiliated reinsurer. Prior to January 1, 1998, the Company reinsured 95% of its umbrella liability losses (including a 5% quota share participation by United Farm Family) under $1 million per loss on a quota share basis and 100% of umbrella liability losses in excess of $1 million up to $5 million per loss with unaffiliated reinsurers. Effective January 1, 1998, umbrella losses per occurrence in excess of $300,000 but less than $2 million are covered on an excess of loss basis with unaffiliated reinsurers. In addition, the Company reinsures 100% of its umbrella liability losses in excess of $2 million up to $5 million per loss with unaffiliated reinsurers. Facultative coverage is available for property risks in excess of $4 million per risk, casualty risks in excess of $1 million, and umbrella losses in excess of $5 million.

     The Company's property catastrophe reinsurance provides for recovery of 95% of the losses over $6 million up to a maximum of $51 million per occurrence and approximately 79% of the losses between $3 million and $6 million per occurrence. The Company retains the first $3 million of losses per occurrence under its property catastrophe program. Prior to January 1, 1998, United Farm Family was a participant in Farm Family's property catastrophe reinsurance program and assumed 2% of losses per occurrence between $11 million and $51 million and approximately 16% of losses between $3 million and $6 million.

     The insolvency or inability of any reinsurer to meet its obligations to the Company could have a material adverse effect on the results of operations or financial condition of the Company. As of December 31, 1997, more than 95% of the Company's reinsurance program was provided by reinsurers which were rated "A-" (Excellent) or above by A.M. Best Company, Inc. ("A.M. Best").

     The Company terminated all reinsurance agreements with United Farm Family effective December 31, 1997. However, United Farm Family retains liability for covered losses arising from occurrences prior to the termination date. Effective January 1, 1998, all reinsurance agreements will be provided solely by non-affiliated reinsurers. Consequently, the Company's net retention on all risks will increase from $100,000 to $300,000 for the 1998 year. In addition, the Company purchased an aggregate stop loss which provides $12.5 million of coverage excess of 66% loss ratio for the 1998 year.

Reinsurance Assumed

     The Company assumes voluntary reinsurance covering primarily property, property catastrophe and casualty risks located outside of the Northeast. The Company believes that, among other benefits, its assumed reinsurance arrangements balance to a limited extent the geographic concentration of its risks in the Northeast. The Company also assumed an insignificant amount of reinsurance covering substandard automobile policies from United Farm Family through December 31, 1997. For the year ended December 31, 1997, the Company earned premiums of $7.0 million under various voluntary proportional and non-proportional reinsurance agreements. In addition, the Company has a retrocessional reinsurance program covering the Company's assumed business, which is placed with unaffiliated reinsurers and provides for recovery of 95% of losses over $1 million up to a maximum of $4 million per occurrence and 75% of losses over $4 million up to a maximum of $6 million.

Loss and Loss Adjustment Expense ("LAE") Reserves

     The Company's reserve for losses is an estimate of the unpaid amount, as of December 31, of the losses incurred in both the current year and all prior years. The LAE reserve is an estimate of the unpaid expenses required to settle losses incurred in both the current year and all prior years. The Company is required to maintain reserves for payment of estimated loss and LAE for both reported claims and claims which have been incurred but not yet reported. The ultimate liability incurred by the company may be different from current reserve estimates.

     Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. Although claims for which reserves are established may not be paid for many years, reserves for losses and LAE are not discounted, except for certain lifetime workers' compensation indemnity reserves where the reserves are discounted at 3.5%.

         The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for each of the years in the three year period ended December 31, 1997.

                    Reconciliation of Liability for Loss
                        and Loss Adjustment Expenses


         ($ in thousands)
                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                                    1997       1996       1995
                                                                                    ----       ----       ----

         Reserves for losses and loss adjustment expenses at the
         beginning of the year                                                  $141,220  $ 137,978  $ 127,954
         Less:    Reinsurance recoverables and receivables                        26,837     28,655     28,230
                                                                               ---------- ---------  ---------
         Net reserves for losses and loss adjustment expenses at
             beginning of year                                                   114,383    109,323     99,724
                                                                               ---------- ---------- ----------
         Provision for losses and loss adjustment  expenses for claims occurring in:
         Current year                                                            107,273    100,418     88,366
         Prior years                                                              (3,972)    (5,441)    (5,182)
                                                                              ----------  ---------  ---------

         Total incurred losses and loss adjustment expenses                      103,301     94,977     83,184
                                                                               ---------- ---------  ---------
         Loss and loss adjustment expenses payments for claims occurring in:
         Current year                                                             49,858     50,122     40,519
         Prior years                                                              40,258     39,795     33,066
                                                                               ---------- ---------- ----------
         Total payments                                                           90,116     89,917     73,585
                                                                               ---------- ---------- ----------
         Net reserves for losses and loss adjustment expenses at end of
         year                                                                    127,568    114,383    109,323
         Add:   Reinsurance recoverables and receivables                          29,054     26,837     28,655
                                                                               ---------- ---------- ----------
         Reserves for losses and loss adjustment expenses at end of year        $156,622   $141,220   $137,978
                                                                               ---------- ---------- ----------

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

     In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 1996 to be $150,000 was first reserved in 1988 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative deficiency in each of the years 1989 through 1995 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past may not necessarily recur in the future.

   The following table sets forth the development of loss and loss adjustment expenses reserves of the Company for the ten-year period ended December 31, 1997:

            Analysis of Loss and Loss Adjustment Expense Development

($ in thousands)
Year Ended December 31     1987     1988    1989     1990      1991      1992      1993      1994      1995      1996      1997
                          -----    -----   -----    -----     -----     -----    ------    ------     -----     -----     -----
Reserves for Losses
     and Loss
   Adjustment Expenses  $53,126  $65,543  $78,339  $94,135  $110,135  $117,497  $123,477  $127,954  $137,978  $141,220  $156,622

Reinsurance Recoverable
on upaid losses          (5,468)  (7,126) (11,784) (22,123)  (25,048)  (24,463)  (28,761)  (28,230)  (28,655)  (26,837)  (29,054)
                        --------------------------------------------------------------------------------------------------------
Reserves for Losses
  and Loss Adjustment
        Expenses, Net    47,658   58,417   66,555   72,012    85,087    93,034    94,716    99,724   109,323   114,383   127,568
                        --------------------------------------------------------------------------------------------------------

Reserves, Net,
   Reestimated as of:
       One year later    50,145   57,932   69,036   76,786    84,514    91,561    88,296    94,542   104,649   110,411
      Two years later    50,572   63,348   72,478   76,442    84,305    89,666    82,876    87,592   101,561
    Three years later    53,540   65,399   72,926   76,832    83,960    86,876    81,556    84,840
     Four years later    55,303   65,842   73,130   77,879    82,750    85,204    79,139
     Five years later    55,445   66,289   74,599   77,375    81,690    83,875
      Six years later    56,018   68,298   74,391   76,811    80,487
    Seven years later    57,751   68,370   74,578   76,080
    Eight years later    58,323   68,678   73,993
     Nine years later    58,754   68,010
      Ten years later    58,077

Cumulative Redundancy
         (Deficiency)   (10,419)  (9,593)  (7,438)  (4,068)    4,600     9,159    15,577    14,884     7,762     3,972
                        ----------------------------------------------------------------------------------------------

Cumulative Amount of
   Reserves Paid Through:
       One year later    21,931   23,852   29,587   29,446    32,708    36,692    34,439    33,066    39,795    40,258
      Two years later    33,879   40,454   46,469   47,392    53,455    57,236    49,867    53,121    59,671
    Three years later    42,838   51,147   57,838   60,737    65,951    66,127    62,138    64,023
     Four years later    48,480   57,239   65,803   67,401    70,176    73,409    67,865
     Five years later    51,216   62,168   68,950   68,634    74,752    76,434
      Six years later    54,644   64,421   68,652   71,697    76,266
    Seven years later    55,794   63,815   71,075   72,820
    Eight years later    55,313   65,940   72,038
     Nine years later    57,174   66,735
      Ten years later    57,800

     Prior to 1990, the Company had a history of cumulative deficiencies in reserving for losses and LAE. These deficiencies were primarily caused by the underestimation of reserves for workers' compensation, automobile and other liability claims. In 1991, the Company reviewed and revised its process for estimating reserves for losses and LAE, and in recent years the Company has generally experienced overall redundancies. The redundancies at December 31, 1997 of $14.9 million, $7.8 million and $4.0 million for the December 31, 1994, 1995 and 1996 reserves, respectively, were primarily attributable to favorable development of IBNR and case reserves for personal automobile, commercial automobile, automobile physical damage, and workers' compensation claims.


                                                                               Year Ended December 31,
                                                                               -----------------------
         ($ in thousands)                                                 1997           1996           1995
                                                                         -----          -----           ----
         Reserve for unpaid losses and loss adjustment expenses:
         Gross liability                                               $156,622       $141,220       $137,978
         Reinsurance recoverable                                         29,054         26,837         28,655
                                                                   ------------------------------------------
         Net liability                                                 $127,568       $114,383       $109,323
                                                                   ------------------------------------------

         One year later:
         Gross reestimated liability                                                  $131,121       $126,779
         Reestimated reinsurance recoverable                                            20,710         22,130
                                                                                -----------------------------
         Net reestimated liability                                                    $110,411       $104,649
                                                                                -----------------------------

         Two years later:
         Gross reestimated liability                                                                 $118,039
         Reestimated reinsurance recoverable                                                           16,478
                                                                                               --------------
         Net reestimated liability                                                                   $101,561
                                                                                               --------------

     The Company believes that its reserves at December 31, 1997 are adequate. Conditions and trends that have historically affected the Company's claims may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on the results set forth above. Future adjustments to loss reserves and LAE that are unanticipated by the Company could have a material adverse impact upon the Company's financial condition and results of operations.

Investments

     An important component of the operating results of the Company has been the return on invested assets. The Company's investment objective is to maximize current yield while maintaining safety of capital together with adequate liquidity for its insurance operations. Since 1995, the Company has significantly reduced its holdings of non-investment grade fixed maturity securities and improved the overall credit quality of its invested assets.

     At December 31, 1997, the Company had cash and invested assets with an aggregate carrying value of $286.3 million. The Company primarily invests in high quality fixed maturity securities and to a lesser extent, equity securities. At December 31, 1997, 93.6% of the Company's total cash and invested assets consisted of fixed maturities, 4.0 % consisted of cash and short-term investments, 1.6% consisted of equity securities, and the remainder consisted of mortgage loans and other invested assets.

     Prior to September 1, 1997, the Company exclusively managed its invested assets internally. During 1997, the Company retained the services of a professional asset management firm, specializing in the management of investments for insurance companies, to supplement its internal capabilities and improve upon the management of its invested assets. Investment activities are subject to oversight by management of the Company as well as an Investment Committee of the Board of Directors.

     The Company actively manages and monitors its exposure to credit risk. Invested assets are reviewed regularly for credit quality. Investments which have experienced payment delinquencies, adverse changes in credit ratings or deterioration in the financial condition of the borrower, or which have otherwise been identified as having potential adverse credit implications are placed on a credit watch report. Securities placed on the credit watch list are reviewed by management and the investment committee on a regular basis. At December 31, 1997, the Company had identified eight securities, with an aggregate carrying value of $9.9 million on the credit watch report. None of these securities were considered non-performing or in default. In addition, Farm Family Casualty's holdings of NAIC Class 3 through 6 bonds, generally considered non-investment grade, were $8.4 million or 3.1% of its fixed maturity portfolio, at December 31, 1997. Due to uncertainties in the economic environment, however, it is possible that the quality of investments currently held in Farm Family Casualty's investment portfolio may change.

       The average duration and average maturity of the Company's fixed maturity investments as of December 31, 1997 were approximately 4.2 and 9.5 years, respectively. As a result, the market value of the Company's investments may fluctuate significantly in response to changes in interest rates. In addition, the Company may also be likely to experience investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

     For the year ended December 31, 1997, compared with the prior year, the amortized cost of the Company's cash and invested assets increased 15.3% to $274.9 million, primarily as a result of the cash flow from the Company's operations. For the years ended December 31, 1997, 1996 and 1995, the Company's net investment income, average cash and invested assets and return on average cash and invested assets were as follows:


                                                                           Years Ended December 31,
                                                                           ------------------------
         ($ in millions)                                              1997          1996           1995
                                                                      ----          ----           ----
Net investment income                                                $18.1         $16.0          $14.3
Average cash and invested assets                                    $256.7        $212.0         $187.8
Return on average cash and invested assets                            7.0%          7.5%           7.6%


     The reduction in the return on average cash and invested assets during 1997 is primarily attributable to an overall reduction in the prevailing interest rate environment during 1996 and 1997 compared to earlier years, as well as an increase in the Company's investment in tax exempt investments which should improve the Company's after tax investment returns.

The following table sets forth certain information concerning the Company's investments:

   ($ in thousands)                                           December 31, 1997      December 31, 1996
                                                              -----------------      -----------------
Type of Investment                                         Amortized      Market   Amortized       Market
                                                                Cost    Value(3)        Cost     Value(3)
   Available For Sale Portfolio:
    Fixed Maturities(1)
        United States government and
        government agencies and authorities                  $18,905     $19,540     $18,401      $18,743
        States, municipalities and political subdivisions     51,166      54,007      42,568       43,950
        Public utilities                                      26,180      26,484      26,244       26,233
        All other corporate bonds                            127,056     132,416     109,241      111,643
        Mortgage-backed securities                            18,516      19,195       9,676       10,342
        Redeemable preferred stock                             7,161       7,557       8,096        8,277
                                                        --------------------------------------------------
          Total Fixed Maturities                             248,984     259,199     214,226      219,188
       Equity securities                                       3,363       4,521       2,546        7,908
                                                        --------------------------------------------------
          Total Available for Sale                           252,347     263,720     216,772      227,096
                                                        --------------------------------------------------

    Held to Maturity Portfolio:
       Fixed Maturities(2)
       States, municipalities and political                    4,603       4,683       5,423        5,482
              subdivisions
       All other corporate bonds                               4,252       4,511       4,359        4,491
                                                        --------------------------------------------------
          Total Held to Maturity                               8,855       9,194       9,782        9,973
                                                        --------------------------------------------------

       Mortgage loans(1)                                       1,660       1,660       1,745        1,745
       Short-term investments(1)                               5,643       5,643       5,333        5,333
       Other Invested Assets(1)                                  553         553         748          748
                                                        --------------------------------------------------

          Total Investments                                 $269,058    $280,770    $234,380     $244,895
                                                        --------------------------------------------------

------------
(1) Fixed maturities (bonds, redeemable preferred stocks and mortgage-backed securities) and equity securities in the Available for Sale Portfolio are carried at market value in the consolidated financial statements of the Company. Mortgage loans, cash and short-term investments and other invested assets are carried at cost, which approximates market value.

(2) Fixed maturities in the Held to Maturity Portfolio are carried at amortized cost.

(3) The Company primarily obtains market value information through the pricing service offered by Interactive Data Corporation. Market values are also obtained, to a lesser extent, from various brokers who provide price quotes.

The Company's investments in fixed maturity securities are composed primarily of intermediate-term, investment grade securities. The table below contains additional information concerning the investment ratings of the Company's fixed maturity investments at December 31, 1997.

                                                                     Amortized         Market
    Type/Ratings of Investment(1)                                       Cost            Value      Percentage(4)
    --------------------------                                          ----            -----      ----------
                                                                                  ($ in thousands)
    Available for Sale Portfolio:(2)
       U.S. Government and Agencies                                        $22,318         $23,453           9.0%
       AAA                                                                  44,394          46,182          17.8%
       AA                                                                   33,267          34,286          13.3%
       A                                                                    70,647          74,434          28.7%
       BBB                                                                  73,455          76,566          29.5%
                                                                  ------------------------------------------------
         Total BBB or Better                                               244,081         254,921          98.3%
       BB                                                                    1,836           1,831           0.7%
       B and Below                                                           3,067           2,447           1.0%
                                                                  ------------------------------------------------
         Total Available for Sale                                         $248,984        $259,199         100.0%
                                                                  ------------------------------------------------

    Held to Maturity Portfolio:(3)
       AAA                                                              $    3,005      $    3,074          33.5%
       AA                                                                    1,000           1,078          11.7%
       A                                                                     4,850           5,042          54.8%
       BBB                                                                       -               -           0.0%
                                                                  ------------------------------------------------
         Total BBB or Better                                                 8,855           9,194         100.0%
       BB                                                                        -               -           0.0%
       B and Below                                                               -               -           0.0%
                                                                  ------------------------------------------------
         Total Held to Maturity                                             $8,855          $9,194         100.0%
                                                                  ------------------------------------------------

(1) The ratings set forth in this table are based on the ratings, if any, assigned by Standard & Poor's Corporation ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by Moody's Investors Services, Inc., Fitch Investors Service, Inc. or the NAIC were used where available. The percentage of securities that were not assigned a rating by S&P at December 31, 1997 was 3.8%.

(2) Fixed maturities in the Available for Sale Portfolio are carried at market value in the consolidated financial statements of the Company.

(3) Fixed maturities in the Held to Maturity Portfolio are carried at amortized cost.

(4) Represents percent of market value for classification as a percent of total for each portfolio.

The table below sets forth the maturity profile of the Company's fixed maturity investments as of December 31, 1997:

    Maturity                                                   Amortized Cost(1)    Market Value(2)      Percentage
    --------                                                   -----------------    ---------------      ----------
    Available for Sale:                                                            ($ in thousands)
       1 year or less                                                  $     5,501        $     5,581             2.2%
       More than 1 year through 3 years                                     13,582             13,974             5.4%
       More than 3 years through 5 years                                    23,222             23,951             9.2%
       More than 5 years through 10 years                                  141,322            145,906            56.3%
       More than 10 years through 15 years                                  26,105             27,842            10.7%
       More than 15 years through 20 years                                   8,127              8,506             3.3%
       More than 20 years                                                   12,609             14,244             5.5%
       Mortgage backed securities                                           18,516             19,195             7.4%
                                                              ---------------------------------------------------------
         Total                                                            $248,984           $259,199           100.0%
                                                              ---------------------------------------------------------

    Held to Maturity:
       1 year or less                                                   $      155         $      156             1.7%
       More than 1 year through 3 years                                        294                297             3.2%
       More than 3 years through 5 years                                       232                232             2.5%
       More than 5 years through 10 years                                    4,534              4,741            51.6%
       More than 10 years through 15 years                                   3,640              3,768            41.0%
       More than 15 years through 20 years                                       -                  -                -
       More than 20 years                                                        -                  -                -
                                                              ---------------------------------------------------------
         Total                                                           $   8,855          $   9,194           100.0%
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

     The Company's automated information processing capabilities are supported by centralized computer systems and a network of personal computers linking agents, claims offices and service centers with the Company's home office data center and information services division. This network enables field employees and agents to work directly with clients in response to service questions and policy transactions. A specialized client information system containing policy and claim information for each customer's portfolio is utilized by the Company's agents to monitor policy activity. Also, personalized summaries of material events affecting each agent's policies are updated daily on the network and forwarded to agents. Substantially all of the Company's information services equipment, including the centralized computer systems and computer network, is owned by Farm Family Life. Information systems equipment expenses are shared by the Company and Farm Family Life pursuant to the Expense Sharing Agreement (see "Related Party Transactions").

     Many of the Company's existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many of these computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations . Therefore, the Company must also coordinate with other entities with which it interacts to ensure these entities are also addressing the Year 2000 issue. If not successfully addressed, the Year 2000 issue could have material adverse consequences on the Company. The Company has an on-going, enterprise-wide project to address its Year 2000 issue. During 1998, the Company will perform system-wide testing to support its plan of having policy administration systems Year 2000 compliant by December 31, 1998. Year 2000 work on remaining systems will continue through 1999. In addition, the Company has contacted other entities on which it relies to process and support its business. The Company will react to their plans to achieve Year 2000 compliance and will adjust operations as required. The Company believes it will successfully address its Year 2000 issue without material adverse consequences to the Company. However, there can be no assurance that other entities with which the Company interacts will achieve

Year 2000 compliance or that the failure by such entities to achieve Year 2000 compliance would not have a material adverse effect on the Company.

A.M. Best Rating

     A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns a Best's Rating of "A" (Excellent), its third highest rating category, to Farm Family Casualty. A.M. Best assigns "A" or "A-" ratings to companies which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best. Companies rated "A" or "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A.M. Best will not downgrade the Company's current rating in the future.

Competition

     The property and casualty insurance market is highly competitive. The Company competes with stock insurance companies, mutual insurance companies, local cooperatives and other underwriting organizations. Certain of these competitors have substantially greater financial, technical and operating resources than the Company. The Company's ability to compete successfully in its principal markets is dependent upon a number of factors, many of which (including market and competitive conditions) are outside the Company's control. Many of the lines of insurance written by the Company are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or other methods, rather than agents paid on a commission basis, as the Company does. In addition to price, competition in the lines of business written by the Company is based on the quality of the products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise.

Seasonality

     Although the insurance business generally is not seasonal, losses and loss adjustment expenses tend to be higher for periods of severe or inclement weather.

Employees

     The Company shares most of its employees with Farm Family Life. As of December 31, 1997, the total number of full time employees of the Company and Farm Family Life was 391 employees in aggregate, of which 286 were employed in the home office. Based on annual time studies, 66% of total employee expenses, including salary expense, is currently allocated to the Company and 34% is allocated to Farm Family Life and United Farm Family (see "Certain Relationships and Related Transactions"). None of these employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.

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

Risk-Based Capital

     State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential inadequately capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by the Company, the risk-based capital level for the Company exceeds a level that would trigger regulatory attention. At December 31, 1997, the Company's total adjusted capital was $94.6 million, and the threshold requiring the least regulatory attention was $27.7 million.

     NAIC-IRIS Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty insurance industry and specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. The Company did not have any ratios which varied from the "usual value" range in 1997, 1996 or 1995.

Risk Factors

     In addition to the normal risks of business, the Company is subject to significant risk factors, including but not limited to: (i) the inherent uncertainty in the process of establishing property-liability loss reserves, including reserves for the cost of pollution claims, and the fact that ultimate losses could materially exceed established loss reserves and have a material adverse effect on results of operations and financial condition; (ii) the potential material adverse impact on its financial condition, results of operations and cash flow of losses arising out of catastrophes; (iii) the insolvency or inability of any reinsurer to meet its obligations to Farm Family Casualty may have a material adverse effect on the business and results of operations of the Company; (iv) the need for Farm Family Casualty to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength and claims-paying ability ratings; (v) the fact that there can be no assurance that Farm Family Casualty will be able to maintain its current A.M. Best rating and that the Company's business and results of operations could be materially adversely affected by a rating downgrade; (vi) the fact that the property and casualty market is highly competitive and certain of its competitors may have substantially greater financial, technical and operating resources than the Company; (vii) the extensive regulation and supervision to which Farm Family Casualty is subject, various regulatory initiatives that may affect the Company, and regulatory and other legal actions involving the Company; (viii) Farm Family Holdings' primary reliance, as a holding company, on dividends and other payments from Farm Family Casualty for funds to meet its obligations, and regulatory restrictions on Farm Family Casualty to pay such dividends; (ix) the inherent uncertainty in the economic environment may cause the quality of the investments currently held in the Company's investment portfolio to change; (x) the impact on the revenues and profitability of the Company from prevailing economic, regulatory, demographic and other conditions in New York, New Jersey and the other states in which the company operates; (xi) the fact that since a substantial portion of the Company's business is concentrated in a relatively small number of states, a significant change in or the termination of the Company's relationship with the Farm Bureaus in certain of these states could have a materially adverse effect on the Company's results of operations and financial condition; and (xii) the Company has experienced, and can be expected in the future to experience, storm and weather related losses which may have a material adverse impact on the Company's results of operations, financial condition and cash flow.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995

     With the  exception of  historical  information,  the matters  discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Report on Form 10-K include, but are not limited to, statements with respect to Farm Family Holdings' potential acquisition of Farm Family Life, the impact of the potential acquisition of Farm Family Life on the earnings and shareholder value of Farm Family Holdings, statements regarding the Company's ability to successfully address its Year 2000 issue, statements regarding the Company's dividend policy, statements regarding the Company's plans to redeem its outstanding Surplus Notes, statements regarding the Company's ability to adapt to changes in the demographics of its markets and in the nature of agricultural related businesses, statements regarding the ability of the Company's reinsurance arrangements to balance the geographical concentrations of the Company's risks, statements regarding the Company's investment objectives and expected rates of return, statements regarding the adequacy of the Company's reserves, capital resources and other financial items, statements of the plans and objectives of the Company or its management, statements of future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. The forward-looking statements in this Report on Form 10-K are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the results of operations of the Company and Farm Family Life, fluctuations in the market value of shares of Farm Family Holdings' common stock, the satisfaction of the closing conditions set forth in the Option Purchase Agreement (which conditions include, but are not limited to, the approval of Farm Family Holdings' shareholders and receipt of all required governmental approvals), factors relating to the Company's ability to successfully address its Year 2000 issue, the potential recision of the New York Insurance Department's conditional approval to redeem the Company's Surplus Notes, exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio and other risk factors listed from time to time in the Company's Securities and Exchange Commission Filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Report on Form 10-K.


Executive Officers of the Registrant
                                                                                     Date First Elected
                                                                                         Officer of
                                                                                        Registrant or
            Name             Age       Position Presently Held with Registrant           Subsidiary
---------------------------------------------------------------------------------------------------------
Philip P. Weber               49  President & Chief Executive Officer                        1987
James J. Bettini              43  Executive Vice President - Operations                      1990
Victoria M. Stanton           38  Executive Vice President,                                  1991
                                  General Counsel and Secretary
Timothy A. Walsh              36  Executive Vice President - Finance and Treasurer           1996
William T. Conine             49  Senior Vice President - Information Services of            1985
                                  Farm Family Casualty Insurance Company
Stuart C. Henderson           42  Senior Vice President - Casualty Operations of             1991
                                  Farm Family Casualty Insurance Company
Dale E. Wyman                 55  Senior Vice President - Marketing of Farm Family           1989
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

All the Executive Officers of the Registrant have been employed by the Registrant or its Subsidiary in various executive or administrative capacities for at least five years, except for the following:

Mr. Walsh has served as Executive Vice President - Finance & Treasurer of Farm Family Holdings since December 1996 and Executive Vice President - Finance & Treasurer of Farm Family Casualty since April 1997, as Executive Vice President Finance of Farm Family Casualty from December 1996 to April 1997, and as Treasurer of Farm Family Holdings from October 1996 to December 1996. Mr. Walsh was Senior Vice President - Finance of Farm Family Casualty from March 1996 to December 1996, and was previously Director of Corporate Development for Farm Family Casualty from August 1995 to March 1996. Previously, Mr. Walsh was Vice President, Finance & Chief Financial Officer with MPW Industrial Services, Inc., Columbus, OH, from April 1994 to August 1995, Corporate Controller of NSC Corporation, Methuen, MA from July 1992 to April 1994 and Senior Manager at KPMG Peat Marwick from July 1983 to July 1992. Mr. Walsh currently serves as a director of MPW Industrial Services Group, Inc.

ITEM 2.  PROPERTIES

     The Company currently leases space for its home office in Glenmont, New York from Farm Family Life. The lease agreement provides for Farm Family Casualty to pay Farm Family Life an annual rental of approximately $760,000. The lease expires on December 31, 1998. See "Related Party Transactions".

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to litigation in the normal course of business. Based upon information presently available to it, management believes that resolution of these legal actions will not have a material adverse effect on the Company's consolidated results of operations and financial condition. However, given the uncertainties attendant to litigation, there can be no assurance that the Company's consolidated results of operations and financial condition will not be materially adversely affected by any threatened or pending litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange. There were approximately 29,139 registered holders of the Company's common stock at March 2, 1998. The Company currently intends to retain any earnings in order to develop its business and support its operations, and, as such, does not anticipate that it will pay any dividends to stockholders in the foreseeable future. The declaration of dividends in the future is at the discretion of the Board of Directors of the Company, subject to certain regulatory constraints and will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and other factors.

     The high and low New York Stock Exchange closing market prices for the Company's common stock for each quarter since the Company's initial public offering on July 26, 1996, at a price of $16 per share, were as follows:


For the Quarter Ended                        High             Low
---------------------                        ----             ---

September 30, 1996                         19 1/8          16 1/2
December 31, 1996                          20 1/2          18 1/8
March 31, 1997                             23 1/2          19 1/2
June 30, 1997                              27 7/8          22 1/8
September 30, 1997                         32 1/8          27 7/8
December 31, 1997                         32 9/16          29 1/4

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial data of the Company and its subsidiaries prior to and after the reorganization pursuant to the Plan that took place during 1996. The consolidated statement of income data set forth below for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and the consolidated balance sheet data as of December 31, 1997, 1996, 1995 and 1994 are derived from the consolidated financial statements of the Company which have been audited by Coopers & Lybrand L.L.P, independent auditors. The consolidated balance sheet data as of December 31, 1993 was derived from the unaudited consolidated financial statements of the Company. The Company believes that such unaudited financial data fairly reflect the consolidated financial condition of the Company as of December 31, 1993. This data should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8 Financial Statements and Supplementary Data included elsewhere herein.



         ($ in millions except per share data)                                 Year Ended December 31,
                                                                      1997      1996       1995      1994      1993
Statement of Income Data:                                             ----      ----       ----      ----      ----
        Revenues:
           Premiums                                                  $149.2    $130.8     $116.9    $101.5     $96.7
           Net investment income                                       18.1      15.9       14.3      13.2      13.8
           Net realized investment gains (losses), net                  5.4       (.6)       0.9       1.3      (0.2)
           Other income(1)                                              1.0       0.9        0.9       0.7       0.7
                                                                 ----------------------------------------------------
             Total revenues                                           173.7     147.0      133.0     116.7     111.0
                                                                 ----------------------------------------------------
         Losses and Expenses:
           Losses and loss adjustment expenses                        103.3      95.0       83.2      82.7      73.2
           Underwriting expenses                                       41.8      38.2       34.9      28.8      26.8
           Early retirement program expense                               -       1.2          -         -         -
           Interest and other expense                                   0.4       0.5        0.3       0.3       0.3
                                                                 ----------------------------------------------------
             Total losses and expenses                                145.5     134.9      118.4     111.8     100.3
                                                                 ----------------------------------------------------
        Income before federal income tax and extraordinary item        28.2      12.1       14.6       4.9      10.7
        Federal income tax expense                                      9.7       3.7        5.0       1.4       3.1
                                                                 ----------------------------------------------------
        Income before extraordinary item                               18.5       8.4        9.6       3.5       7.6
        Extraordinary item - Demutualization expense                      -       1.5          -         -         -
                                                                 ----------------------------------------------------
        Net Income                                                    $18.5      $6.9       $9.6      $3.5      $7.6
                                                                 ----------------------------------------------------
         Income before extraordinary item per share-Basic             $3.52     $2.13      $3.20     $1.18     $2.53
                                                                 ----------------------------------------------------
         Income before extraordinary item per share-Diluted           $3.51     $2.13      $3.20     $1.18     $2.53
                                                                 ----------------------------------------------------
         Net income per share-Basic                                   $3.52     $1.74      $3.20     $1.18     $2.53
                                                                 ----------------------------------------------------
         Net income per share-Diluted                                 $3.51     $1.74      $3.20     $1.18     $2.53
                                                                 ----------------------------------------------------
         Weighted average shares outstanding(2)                   5,270,947 3,979,115  3,000,000 3,000,000 3,000,000
                                                                 ----------------------------------------------------

         Balance Sheet Data (at December 31):
           Total investments(3)                                      $280.4    $244.7     $207.9    $170.6    $177.7
           Total assets                                               368.3     319.4      278.3     243.1     244.1
           Long term debt                                               1.3       1.3        2.7       2.7       2.8
           Total liabilities                                          238.4     208.7      204.1     190.1     183.6
           Total equity(3)                                            129.9     110.7       74.2      53.0      60.5
         Book value per share                                        $24.73    $21.08     $24.72    $17.66    $20.17
                                                                 ----------------------------------------------------
         GAAP Ratios:
         Loss and loss adjustment expense ratio(4)                    69.2%     72.6%      71.1%     81.5%     75.7%
         Underwriting expense ratio(5)                                28.0%     29.2%      29.8%     28.4%     27.7%
         Combined ratio(6)                                            97.2%    101.8%     100.9%    109.9%    103.4%
         Statutory Ratios:
         Statutory Combined Ratio(7)                                  95.6%    101.8%     101.0%    108.9%    104.2%
         Statutory Surplus                                           $94.6     $83.2      $55.9     $42.9     $39.1
           Ratio of annual written premiums to  surplus -
                 statutory basis(8)                                   1.68x     1.61x      2.16x     2.46x     2.52x
-----------------------------------------------------------------

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 - 18 of the Annual Report is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, including the accompanying notes to the consolidated financial statements and Report of Independent Accountants on pages 19 - 38 of the Annual Report are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's independent auditors.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding directors of the Company located in the Proxy Statement under the caption "Item 1-Election of Directors" is incorporated herein by reference .

Information regarding executive officers of the Company in Item 1 of Part 1 of this Report under the caption "Executive Officers of the Registrant" is incorporated herein by reference.

Information required by Item 405 of Regulation S-K of the Securities Exchange Act of 1934 located in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation located in the Proxy Statement under the captions "Item 1 - Election of Directors - Compensation of Directors", "Executive Compensation - Summary Compensation Table, Options, Severance Plan, Pension Benefits, Change of Control Arrangements and Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

Information regarding security ownership of certain beneficial owners and management located in the Proxy Statement under the caption "Stock Ownership of Management and Certain Beneficial Owners" is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions located in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K




                (a) 1
                and 2 An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Report beginning on page S-1 hereof.

                (a) 3    Exhibits:

                         An  "Exhibit  Index"  has been  filed as a part of this
                         Report   beginning  on  page  E-Index   hereof  and  is
                         incorporated herein by reference.

                (b)      Reports on Form 8-K:

                         On October 16, 1997, a Report on Form 8-K was filed regarding a press release announcing the beginning of an Odd-Lot Shareowner Program which provided all stockholders owning fewer than 100 shares of common stock of the Company with convenient means of selling their shares in the open market at a reduced brokerage fees and without any cost to the Company.

                         On October 29, 1997, a Report on Form 8-K was filed regarding a press release announcing the Company's operating results for the three month period and the nine month period ended September 30, 1997

                         On December 16, 1997, a Report on Form 8-K was filed regarding a press release announcing that a committee of its independent directors and a committee representing the shareholders of Farm Family Life have negotiated the proposed exercise price, and a revision of the form of consideration to be paid, under the Option Purchase Agreement pursuant to which Farm Family Holdings, Inc. has an option to acquire Farm Family Life.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FARM FAMILY HOLDINGS, INC.


                                     By:     /s/ Philip P. Weber
                                     -----------------------------
                                        Philip P. Weber, President
                                        March 25, 1998

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                 President  and CEO
/s/ Philip P. Weber              (Principal Executive Officer)           /s/ Arthur D. Keown, Jr.  Director
---------------------------------                                        --------------------------
Philip P. Weber                  February 26, 1998                       Arthur D. Keown, Jr.      February 26, 1998

                                 Executive Vice President - Finance &
                                 Treasurer                                                         Director
/s/ Timothy A. Walsh             (Principal Financial & Accounting       /s/ Daniel R. LaPointe
                                 Officer)
---------------------------------                                        --------------------------
Timothy A. Walsh                 February 26, 1998                       Daniel R. LaPointe        February 26, 1998


/s/ Robert L. Baker              Director                                /s/ John W. Lincoln       Director
---------------------------------                                        --------------------------
Robert L. Baker                  February 26, 1998                       John W. Lincoln           February 26, 1998


/s/ Randolph C. Blackmer, Jr.    Director                                /s/ Wane A. Mann          Director
---------------------------------                                        --------------------------
Randolph C. Blackmer, Jr.        February 26, 1998                       Wayne A. Mann             February 26, 1998


                                 Director                                /s/ John P. Moskos        Director
---------------------------------                                        --------------------------
Fred G. Butler, Sr.              February 26, 1998                       John P. Moskos            February 26, 1998


/s/ Joseph E. Calhoun            Director                                /s/ Norma R. O'Leary      Director
---------------------------------                                        --------------------------
Joseph E. Calhoun                February 26, 1998                       Norma R. O'Leary          February 26, 1998


/s/ Jonathan M. Carpentar        Director                                /s/ John I. Rigolizzo, Jr.Director
---------------------------------                                        --------------------------
Jonathan M. Carpentar            February 26, 1998                       John I. Rigolizzo, Jr.    February 26, 1998


/s/ James V. Crane               Director                                /s/ Howard T. Sprow       Director
---------------------------------                                        --------------------------
James V. Crane                   February 26, 1998                       Howard T. Sprow           February 26, 1998


/s/ Stephen J. George            Director                                /s/ William M. Stamp, Jr. Director
---------------------------------                                        --------------------------
Stephen J. George                February 26, 1998                       William M. Stamp, Jr.     February 26, 1998


/s/ Gordon H. Gowen              Director                                /s/ Richard D. Tryon      Director
---------------------------------                                        --------------------------
Gordon H. Gowen                  February 26, 1998                       Richard D. Tryon          February 26, 1998


/s/ John R. Greenwood            Director                                /s/ Charles A. Wilfong    Director
---------------------------------                                        --------------------------
Jon R. Greenwood                 February 26, 1998                       Charles A. Wilfong        February 26, 1998


/s/ Clark W. Hinsdale III        Director                                /s/ Tyler P. Young        Director
---------------------------------                                        --------------------------
Clark W. Hinsdale III            February 26, 1998                       Tyler P. Young            February 26, 1998


/s/ Richard A. Jerome            Director
---------------------------------
Richard A. Jerome                February 26, 1998


                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          Year Ended December 31, 1997

The following consolidated financial statements, notes thereto and related information of Farm Family Holdings, Inc. and Subsidiaries are incorporated herein by reference to the Company's Annual Report.

                                                                   Page in
                                                                 Annual Report

Consolidated Statements of Income                                      19

Consolidated Balance Sheets                                            20

Consolidated Statements of Stockholders' Equity                        21

Statements of Consolidated Cash Flows                                  22

Notes to Consolidated Financial Statements                             23

Report of Independent Accountants                                      38


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

Schedule IV   Reinsurance                                             S-8

Schedule VI   Supplemental Information Concerning
              Property - Casualty Insurance Operations                S-9

                        Report of Independent Accountants




To the Shareholders and Board of Directors of Farm Family Holdings, Inc.


Our report on the consolidated financial statements of Farm Family Holdings, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 38 of the 1997 Annual Report to Shareholders of Farm Family Holdings, Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page S-1 of this Form 10-K

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.



Albany, New York
February 13, 1998

                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                       SCHEDULE 1 - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1997


($ in thousands)
                                                                             Cost
                                                                          Amortized/                    Balance Sheet
Type of Investment                                                           Cost        Fair Value    Carrying Value
------------------                                                           ----        ----------    --------------

  Available for sale
    Fixed maturities:
         United States Government and government agencies                    $18,905        $19,540           $19,540
         States, municipalities and political subdivisions                    51,166         54,007            54,007
         Public utilities                                                     26,180         26,484            26,484
         Corporate                                                           127,056        132,416           132,416
         Mortgage-backed securities                                           18,516         19,195            19,195
         Redeemable preferred stock                                            7,161          7,557             7,557
                                                                       -----------------------------------------------
           Total fixed maturities                                            248,984        259,199           259,199
                                                                       -----------------------------------------------

    Equity securities:
       Common stocks:
         Public utilities                                                      1,219          1,693             1,693
         Banks, trusts and insurance companies                                   169            320               320
         Industrial and miscellaneous                                          1,975          2,508             2,508
                                                                       -----------------------------------------------
           Total equity securities                                             3,363          4,521             4,521
                                                                       -----------------------------------------------

           Total available for sale                                          252,347        263,720           263,720
                                                                       -----------------------------------------------

  Fixed maturities held to maturity
    States, municipalities and political subdivisions                          4,603          4,683             4,603
    Corporate                                                                  4,252          4,511             4,252
                                                                       -----------------------------------------------
           Total held to maturity                                              8,855          9,194             8,855
                                                                       -----------------------------------------------

    Mortgage loans on real estate                                              1,660          1,660             1,660
    Short-term investments                                                     5,643          5,643             5,643
    Other invested assets                                                        553            553               553
                                                                       -----------------------------------------------

           Total investments                                                $269,058       $280,770          $280,431
                                                                       -----------------------------------------------

                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                ($ in Thousands)

                                                                                         For the Year Ended December 31,
                                                                                         -------------------------------
                                                                                             1997                 1996
                                                                                             ----                 ----
       Revenues:
          Investment income                                                                   $608                 $319

       Expenses:
          General and administrative expenses                                                1,347                  580
                                                                            --------------------------------------------

       Loss before federal income tax benefit                                                 (739)                (261)

       Federal income tax benefit                                                              125                   87
                                                                            --------------------------------------------

       Net loss from operations                                                               (614)                (174)

       Income from investments in subsidiaries                                              19,118                7,098
                                                                            --------------------------------------------

       Net income                                                                          $18,504               $6,924
                                                                            --------------------------------------------



                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                ($ in Thousands)



                                                                                                   As of December 31,
                                                                                                   ------------------
Assets:                                                                                         1997               1996
                                                                                                ----               ----
   Fixed Maturities Available for Sale                                                        $7,567             $7,438
   Investment in Subsidiaries                                                                120,212            100,419
   Short-term Investments                                                                      1,808              3,350
   Cash                                                                                            1                  1
   Investment income due or accrued                                                              157                152
   Other Assets                                                                                  947                229
                                                                                ----------------------------------------
     Total Assets                                                                           $130,692           $111,589
                                                                                ----------------------------------------

Liabilities:
   Payable to Affiliates                                                                        $192               $356
   Deferred tax liability                                                                         25                 19
   Other Liabilities                                                                             548                473
                                                                                ----------------------------------------
     Total Liabilities                                                                           765                848
                                                                                ----------------------------------------

Commitments and Contingencies
Stockholders' Equity
   Common stock, $.01 par value, 10,000,000 shares authorized
          and 5,253,813 shares issued and outstanding                                             53                 53
   Additional paid in capital                                                                 35,337             35,337
   Retained earnings                                                                          94,428             75,316
   Unrealized investment gains                                                                   109                 35
                                                                                ----------------------------------------
     Total Stockholders' Equity                                                              129,927            110,741
                                                                                ----------------------------------------
     Total Liabilities and Stockholders' Equity                                             $130,692           $111,589
                                                                                ----------------------------------------




                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                                                                        For the Year Ended December 31,
                                                                                        -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       1997                   1996
-------------------------------------                                                       ----                   ----
   Net Income                                                                            $18,504                 $6,924

   Amortization of bond discount                                                            (17)                    (4)
   Deferred income taxes                                                                    (31)                      -
   Changes in:
       Equity in net income of subsidiary                                               (19,118)                (7,098)
       Accrued investment income                                                             (5)                  (152)
       Other assets, net                                                                   (716)                  (180)
       Payable to affiliates                                                               (164)                    356
       Other liabilities                                                                      75                   (72)
                                                                          ----------------------------------------------
   Total adjustments                                                                    (19,976)                (7,150)
                                                                          ----------------------------------------------
   Net Cash Used in Operating Activities                                                 (1,472)                  (226)
                                                                          ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment Purchases:
       Investment in subsidiary                                                             (70)               (20,001)
       Fixed maturities available for sale                                                     -                (7,380)
       Change in short-term investments                                                    1,542                (3,350)
                                                                          ----------------------------------------------
   Net Cash Provided by (Used in) Investing Activities                                     1,472               (30,731)
                                                                          ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from IPO & Subscription Offerings                                                  -                 44,880
   Demutualization payments to policyholders and noteholders                                   -               (12,842)
   IPO expenses paid                                                                           -                (1,080)
                                                                          ----------------------------------------------
    Net Cash Provided by Financing Activities                                                  -                 30,958
                                                                          ----------------------------------------------
    Net Change in Cash                                                                         -                      1

Cash, beginning of year                                                                        1                      -
                                                                          ----------------------------------------------
Cash, end of year                                                                             $1                     $1
                                                                          ----------------------------------------------

                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                ($ in Thousands)


Basis of Presentation

The financial statements of the registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Farm Family Holdings, Inc. 1997 Annual Report.

The accompanying condensed financial information includes the accounts of Farm Family Holdings, Inc. Farm Family Holdings, Inc. was incorporated on February 14, 1996.

                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE IV
                                   REINSURANCE
                                ($ in Thousands)

                                                                      Earned Premiums
                                                                      ---------------
                                                                                                    Percentage
                                                                          Assumed from               of Amount
                                              Gross      Ceded to Other       Other                 Assumed to
                                              Amount        Companies       Companies Net Amount        Net
                                          --------------------------------------------------------------------

Year Ended December 31, 1997
Property/Casualty Insurance                  $160,988         $22,454       $10,686    $149,220          7.2%

Year Ended December 31, 1996
Property/Casualty Insurance                   142,794          18,945         6,931     130,780          5.3%

Year Ended December 31, 1995
Property/Casualty Insurance                   131,717          21,333         6,552     116,936          5.6%


                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE VI
                SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                ($ in Thousands)




                           Reserve for                                                Adjustment
                              Unpaid                                                    Expense
                              Claims                                                   Incurred   Amortization Paid Claims
                  Deferred   & Claim    Discount                             Net      Related to   of Deferred   and Claim
                Acquisition Adjustment   if any     Unearned     Earned  Investment Current  Prior Acquisition Adjustment    Premium
                   Costs     Expenses   Deducted    Premiums    Premiums   Income    Year     Year    Costs     Expenses     Written
Affiliation with
Registrant
---------------------------
Year Ended
December 31, 1997
Property and
Casualty business   $ 12,613  $156,622               $66,069    $149,220  $18,077 $107,273  $(3,972)  $28,794   $90,116     $159,245

Year Ended
December 31, 1996
Property and
Casualty business     10,682   141,220                55,945     130,780   15,952  100,418   (5,441)   26,348    89,917      133,844

Year Ended
December 31, 1995
Property and
Casualty business     10,527   137,978                52,799     116,936   14,326   88,366   (5,182)   23,162    73,585      120,834







                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                                                            Sequential
                                                                                                           Page Number
Exhibit Number       Document Description

*2.1                 Plan  of  Reorganization  and  Conversion  dated  February  14,  1996 as  amended  by
                     Amendment No. 1, dated April 23, 1996

*3.1                 Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2                 Bylaws of Farm Family Holdings, Inc.

  4.1                Rights Agreement, dated as of July 29, 1997, between the Company and The Bank of New
                     York (incorporated by reference to Exhibit 4.1 to the Company's Current Report of
                     Form 8-K filed with the Securities and Exchange Commission on July 30, 1997)
 10.1                Option Purchase Agreement,  dated February 14, 1996, among Farm Family Holdings, Inc.
                     and  The   Shareholders  of  Farm  Family  Life  Insurance   Company  Listed  Therein
                     (Incorporated  by reference to  Registration  Statement  No.  333-4446) as amended by
                     Amendment  No.  1  to  Option  Purchase  Agreement,   dated  as  of  April  22,  1997
                     (Incorporated  by reference to Farm Family  Holdings,  Inc. Form 10-Q for the quarter ended June 30, 1997)

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

 10.4                Underlying  Multi-Line  Per Risk  Reinsurance  Contract,  effective  January 1, 1995,     E-3
                     issued to Farm  Family  Mutual  Insurance  Company by The  Subscription  Reinsurer(s)
                     Executing the Interests and Liabilities  Agreement(s) Attached Thereto, as amended by
                     Addendum No. 1, effective January 1, 1996  (Incorporated by reference to Registration
                     Statement No. 333-4446),  Addendum No. 2, effective January 1, 1996,  Addendum No. 3, effective  July 26, 1996  (Incorporated  by reference to Farm Family  Holdings,  Inc.
                     1997 Form 10-K for the year ended  December  31,  1996),  Addendum  No. 4,  effective
                     January 1, 1997  (Incorporated by reference to Farm Family  Holdings,  Inc. Form 10-Q for the quarter ended March 31, 1997), and Termination  Addendum,  effective December
                     31, 1997

 10.5                Umbrella Quota Share Reinsurance Contract,  effective January 1, 1995, issued to Farm     E-4
                     Family Mutual Insurance Company and United Farm Family Insurance Company,  as amended by  Addendum  No.  1,  effective  January  1,  1995  (Incorporated  by  reference  to
                     Registration  Statement  No.  333-4446),  and Addendum No. 2 effective  July 26, 1996
                     (Incorporated by reference to Farm Family Holdings,  Inc. 1997 Form 10-K for the year ended December 31, 1996),  Addendum No. 3, effective January 1, 1997 (Incorporated by reference to Farm Family  Holdings,  Inc.  Form 10-Q for the quarter  ended March 31,
                     1997), and Termination Addendum, effective January 1, 1998

*10.8                Service  Agreement,  made  effective  as of July 25, 1988 by and between  Farm Family
                     Mutual Insurance Company and United Farm Family Insurance Company



                                                                                                            Sequential
                                                                                                           Page Number
Exhibit Number       Document Description

 10.9                Form of Membership  List  Purchase  Agreement  between Farm Family  Mutual  Insurance
                     Company and each of the Farm  Bureaus  (Incorporated  by  reference  to  Registration
                     Statement No.  333-4446) as amended by Amendment  No. 1 to  Membership  List Purchase
                     Agreements  effective  July  26  1996  (Incorporated  by  reference  to  Farm  Family
                     Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997)

*10.10               Farm Family Mutual Insurance Company 8% Subordinated Surplus Certificate,  as amended by Certificate of Amendment No. 1 and Trust Indenture,  dated as of December 26, 1976 relating to the 8% Subordinated Surplus Certificates

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

 10.12               Farm Family Life Insurance Company, Farm Family Casualty Insurance Company, Farm
                     Family Holdings, Inc. Officer Severance Pay Plan Effective July 29, 1997
                     (Incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended September 30, 1997)

*10.13               Farm Family Mutual Insurance Company  Supplemental  Employee Retirement Plan, adopted as of January 1, 1994

**10.14              Farm Family Holdings,  Inc. Directors' Deferred  Compensation Plan, effective January
                     1, 1997

**10.15              Farm Family Holdings,  Inc. Officers' Deferred  Compensation Plan,  effective January
                     1, 1997

**10.16              Farm Family Holdings, Inc. Annual Incentive Plan effective January 1, 1997

  10.17              Farm Family  Supplemental Profit Sharing and Money Purchase Plan effective January 1,
                     1997

**10.18              Tax  Payment  Allocation  Agreement  effective  January 1, 1996 by and  between  Farm
                     Family Holdings, Inc. and Farm Family Casualty Insurance Company

  10.19              Excess  Catastrophe  Reinsurance  Contract issued to Farm Family  Casualty  Insurance
                     Company  effective  January  1,  1997  (Incorporated  by  reference  to  Farm  Family
                     Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997)

  10.20              Farm Family  Holdings,  Inc.  Omnibus  Securities Plan, as amended by Amendment No. 1 dated  February 13, 1997  (Incorporated  by reference to the Proxy  Statement of Farm
                     Family Holdings, Inc. dated March 7, 1997)

 13                  Farm Family Holdings, Inc. 1997 Annual Report                                             E-9

 21                  Subsidiaries of the Registrant                                                            E-41


*Incorporated by reference to Registration Statement No. 333-4446

**Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996


Exhibit 10.4

                              Termination Addendum

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

                                   and to the

                       Interests and Liabilities Agreement

                                       of

United Farm Family Insurance Company
Glenmont, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                                attached thereto



It Is Hereby Agreed that this Contract and the Interests and Liabilities Agreement under which the Subscribing Reinsurer has a 100% share in the interests and liabilities of the "Reinsurer" shall be terminated on December 31, 1997, with respect to losses occurring after that date as respects Coverage A of
Article V and losses arising out of occurrences commencing after that date as respects Coverage B of Article V.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Addendum as of the dates undermentioned at:

Glenmont,  New York,  this  _______  day of  ___________________________________
199___.

-----------------------------------------------------
Farm Family Casualty Insurance Company

Glenmont, New York,        this _______ day of __________________________199___.

-----------------------------------------------------
            United Farm Family Insurance Company

Exhibit 10.5

                              Termination Addendum

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

                     Farm Family Casualty Insurance Company
                               Glenmont, New York
                   (hereinafter referred to as the "Company")

                                   and to the

                       Interests and Liabilities Agreement

                                       of

United Farm Family Insurance Company
                               Glenmont, New York
                (hereinafter referred to as "United Farm Family")

                                attached thereto


It Is Hereby Agreed that this Contract and the Interests and Liabilities Agreement under which United Farm Family has a 5.0% part of the Company's 10.0% retention of its net liability on Coverage A business subject hereto shall be terminated at 12:01 a.m., January 1, 1998.

It Is Further Agreed that United Farm Family shall return to the Company its 5.0% share of the ceded unearned Coverage A premium in force at 12:01 a.m., January 1, 1998 (less commission allowed thereon), as promptly as possible after that date. In consideration thereof, United Farm Family shall have no liability hereunder with respect to losses arising out of occurrences commencing at or after the effective time and date of termination.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Addendum as of the dates undermentioned at:

Glenmont,  New York,  this  _______  day of  ___________________________________
199___.

-----------------------------------------------------
Farm Family Casualty Insurance Company

Glenmont,  New York,  this  ________ day of  ___________________________________
199___.

-----------------------------------------------------
United Farm Family Insurance Company

                              Termination Addendum

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

                                   and to the

                       Interests and Liabilities Agreement

                                       of

Continental Casualty Company
Chicago, Illinois
            (hereinafter referred to as the "Subscribing Reinsurer")

                                attached thereto


It Is Hereby Agreed that this Contract and the Interests and Liabilities Agreement under which the Subscribing Reinsurer has a 27.5% share in the interests and liabilities of the "Reinsurer" shall be terminated at 12:01 a.m., January 1, 1998.

It Is Further Agreed that the Subscribing Reinsurer shall return to the Company its 27.5% share of the ceded unearned premium in force at 12:01 a.m., January 1, 1998 (less commission allowed thereon), as promptly as possible after that date. In consideration thereof, the Subscribing Reinsurer shall have no liability hereunder with respect to losses arising out of occurrences commencing at or after the effective time and date of termination.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Addendum as of the dates undermentioned at:

Glenmont,  New York,  this  _______  day of  ___________________________________
199___.

-----------------------------------------------------
Farm Family Casualty Insurance Company

Chicago, Illinois,         this _______ day of __________________________199___.

-----------------------------------------------------
Continental Casualty Company

                              Termination Addendum

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

                                   and to the

                       Interests and Liabilities Agreement

                                       of

Folksamerica Reinsurance Company
New York, New York
            (hereinafter referred to as the "Subscribing Reinsurer")

                                attached thereto


It Is Hereby Agreed that this Contract and the Interests and Liabilities Agreement under which the Subscribing Reinsurer has a 12.5% share in the interests and liabilities of the "Reinsurer" shall be terminated at 12:01 a.m., January 1, 1998.

It Is Further Agreed that the Subscribing Reinsurer shall return to the Company its 12.5% share of the ceded unearned premium in force at 12:01 a.m., January 1, 1998 (less commission allowed thereon), as promptly as possible after that date. In consideration thereof, the Subscribing Reinsurer shall have no liability hereunder with respect to losses arising out of occurrences commencing at or after the effective time and date of termination.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Addendum as of the dates undermentioned at:

Glenmont,  New York,  this  _______  day of  ___________________________________
199___.

-----------------------------------------------------
Farm Family Casualty Insurance Company

New York, New York,        this _______ day of _________________________ 199___.

-----------------------------------------------------
Folksamerica Reinsurance Company

                              Termination Addendum

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

                                   and to the

                       Interests and Liabilities Agreement

                                       of

Kemper Reinsurance Company
Long Grove, Illinois
            (hereinafter referred to as the "Subscribing Reinsurer")

                                attached thereto


It Is Hereby Agreed that this Contract and the Interests and Liabilities Agreement under which the Subscribing Reinsurer has a 27.5% share in the interests and liabilities of the "Reinsurer" shall be terminated at 12:01 a.m., January 1, 1998.

It Is Further Agreed that the Subscribing Reinsurer shall return to the Company its 27.5% share of the ceded unearned premium in force at 12:01 a.m., January 1, 1998 (less commission allowed thereon), as promptly as possible after that date. In consideration thereof, the Subscribing Reinsurer shall have no liability hereunder with respect to losses arising out of occurrences commencing at or after the effective time and date of termination.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Addendum as of the dates undermentioned at:

Glenmont,  New York,  this  _______  day of  ___________________________________
199___.

-----------------------------------------------------
Farm Family Casualty Insurance Company

Long Grove, Illinois,      this _______ day of _________________________199___.

-----------------------------------------------------
Kemper Reinsurance Company

                              Termination Addendum

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

                                   and to the

                       Interests and Liabilities Agreement

                                       of

Signet Star Reinsurance Company
Wilmington, Delaware
            (hereinafter referred to as the "Subscribing Reinsurer")

                                attached thereto


It Is Hereby Agreed that this Contract and the Interests and Liabilities Agreement under which the Subscribing Reinsurer has a 32.5% share in the interests and liabilities of the "Reinsurer" shall be terminated at 12:01 a.m., January 1, 1998.

It Is Further Agreed that the Subscribing Reinsurer shall return to the Company its 32.5% share of the ceded unearned premium in force at 12:01 a.m., January 1, 1998 (less commission allowed thereon), as promptly as possible after that date. In consideration thereof, the Subscribing Reinsurer shall have no liability hereunder with respect to losses arising out of occurrences commencing at or after the effective time and date of termination.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Addendum as of the dates undermentioned at:

Glenmont,  New York,  this  _______  day of  ___________________________________
199___.

-----------------------------------------------------
Farm Family Casualty Insurance Company

Florham Park,  New Jersey,  this _______ day of  _______________________________
199___.

-----------------------------------------------------
                         Signet Star Reinsurance Company

Exhibit 13

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Corporate Profile
The following discussion and analysis of financial condition and results of operations includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiaries (collectively referred to as the "Company"). The primary subsidiary of Farm Family Holdings is Farm Family Casualty Insurance Company ("Farm Family Casualty"). The operations of the Company are also closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life") and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family").

Farm Family
Farm Family Casualty is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities principally in the Northeastern United States. Farm Family Casualty provides property and casualty insurance coverages to members of the state Farm Bureau(R) organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in a state Farm Bureau organization is a prerequisite for insurance coverage (except for employees of the Company and its affiliates). During 1997, the Company created Farm Family Financial Services, Inc., a wholly owned subsidiary. Farm Family Financial Services, Inc. entered into a mutually beneficial agreement with a national broker-dealer that allows the Company's agents to offer mutual funds and other securities products to their clients.

Farm Family Holdings entered into an Option Purchase Agreement with the shareholders of Farm Family Life pursuant to which Farm Family Holdings has, for a two-year period commencing on July 26, 1996, the option to acquire Farm Family Life subject to certain conditions. On February 26, 1998, the Board of Directors of Farm Family Holdings approved the exercise of the option to acquire Farm Family Life and its wholly owned subsidiary United Farm Family. Under the terms of the Option Purchase Agreement, Farm Family Holdings will pay an exercise price of $37.5 million to acquire Farm Family Life, consisting of $31.5 million of common stock of Farm Family Holdings, and $6 million stated value of 6-1/8% voting preferred stock of Farm Family Holdings. The proposed acquisition of Farm Family Life is subject to the approval of the shareholders of Farm Family Holdings and receipt of all required government approvals. Management expects that the acquisition of Farm Family Life will be brought to the shareholders of Farm Family Holdings for their approval in 1998.

1997  Financial Highlights
The Company's operating earnings for the year ended December 31, 1997 increased $5.4 million to $15.0 million compared to $9.6 million in 1996. On a per share basis (diluted), operating earnings for 1997 were $2.84 compared to $2.42 in 1996. Operating earnings exclude realized investment gains (losses), extraordinary items, and the related taxes thereon. Premium revenue increased 14.1% during the year ended December 31, 1997 to $149.2 million from $130.8 million in 1996. In addition, the Company's GAAP combined ratio decreased to 97.2% in 1997 from 101.8% in 1996.

Operating Environment
The Company's operating results are subject to significant fluctuations from period to period depending upon, among other factors, the frequency and severity of losses from weather related and other catastrophic events, the effect of competition and regulation on the pricing of products, changes in interest rates, general economic conditions, tax laws and the regulatory environment. As a condition of its license to do business in various states, the Company is required to participate in a variety of mandatory residual market mechanisms (including mandatory pools) which provide certain insurance (most notably automobile insurance) to consumers who are otherwise unable to obtain such coverages from private insurers. In all such states, residual market premium rates are subject to the approval of the State Insurance Department. Residual market premium rates for automobile insurance have generally been inadequate. The amount of future losses or assessments from residual market mechanisms cannot be predicted with certainty and could have a material adverse effect on the Company's results of operations.

For the years ended December 31, 1997, 1996, and 1995,  36.5%,  38.6% and 39.1%,
respectively, of the Company's direct written premiums were derived from policies written in New York and 26.3%, 22.6% and 20.8%, respectively, were derived from policies written in New Jersey. For these periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, generally.

Many of the Company's existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many of these computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations . Therefore, the Company must also coordinate with other entities with which it interacts to ensure these entities are also addressing the Year 2000 issue. If not successfully addressed, the Year 2000 issue could have material adverse consequences on the Company. The Company has an on-going, enterprise-wide project to address its Year 2000 issue. During 1998, the Company will perform system-wide testing to support its plan of having policy administration systems Year 2000 compliant by December 31, 1998. Year 2000 work on remaining systems will continue through 1999. In addition, the Company has contacted other entities on which it relies to process and support its business. The Company will react to their plans to achieve Year 2000 compliance and will adjust operations as required. The Company believes it will successfully address its Year 2000 issue without material adverse consequences to the Company. However, there can be no assurance that other entities with which the Company interacts will achieve Year 2000 compliance or that the failure by such entities to achieve Year 2000 compliance would not have a material adverse effect on the Company.

Products
The Special Farm Package is a flexible, multi-line package of insurance coverages which the Company regards as its "flagship" product. For the year ended December 31, 1997, 22.8% of the Company's total direct written premiums were derived from the Special Farm Package product.

The Company concentrates on its primary products: personal and commercial automobile, the Special Farm Package, businessowners, Special Home Package and homeowners policies. The Company underwrites its commercial and personal lines risks by evaluating historical loss experience, current prevailing market conditions, and product profitability with consistently applied standards. The adequacy of premium rates is affected mainly by the severity and frequency of claims and changes in the competitive, legal and regulatory environment in which the Company operates.

Expense Management
During 1997, the Company continued the expense management initiatives it began during 1996. The goal of the Company's expense management initiatives is to continually review its cost structure and reduce or eliminate certain expenses. Additionally, the Company seeks to tie expenses to operating results so that expenses become increasingly more variable with the Company's profitability and less fixed or volume sensitive. As a result, portions of the compensation for agents, employees and management are influenced by the Company's operating results. These programs help to align the Company's interests more directly with those of its shareholders. As a result of these initiatives, as well as an increase in the Company's premium revenue at a greater rate than its expenses, the Company's underwriting expenses as a percentage of premium revenue were reduced during 1997 to 28% compared to 29.2% for 1996.

Future Application of Accounting Standards
In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Comprehensive Income" ("Statement 130"), which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement 130 is effective for the fiscal years beginning after December 15, 1997. The Company will adopt Statement 130 in 1998.

Results of Operations

The Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

Premiums
Premium revenue increased $18.4 million, or 14.1%, during the year ended December 31, 1997 to $149.2 million from $130.8 million in 1996. The increase in premium revenue in 1997 resulted from an increase of $18.2 million in earned premiums on additional business directly written by the Company (principally in New Jersey and New York) and an increase of $3.7 million in earned premiums assumed by the Company, offset by an increase of $3.5 million in earned premium ceded to reinsurers. The $18.2 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $15.8 million, or 13.4%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package), an increase of $1.0 million in earned premiums on workers' compensation business, an increase of $0.5 million in earned premium from assigned risk automobile business, and an increase of $0.9 million in earned premium from the Company's other products. Premiums earned on personal automobile policies in the state of New Jersey accounted for $6.5 million of the $18.2 million increase in earned premiums from the Company's primary products. The number of policies in force of the Company's primary products increased by 11.4% to approximately 127,000 in 1997 from approximately 114,000 in 1996 and the average premium earned for each such policy increased by 1.6% in 1997.

Net Investment Income
Net investment income increased $2.1 million, or 13.3%, to $18.1 million for the year ended December 31, 1997 from $16.0 million in 1996. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately $36.4 million, or 15.3%. The increase in average cash and invested assets was primarily attributable to the investment of available operating cash flows during 1997. The return realized on the Company's cash and invested assets was 7.0% in 1997 and 7.5% in 1996.

Net Realized Investment Gains (Losses)
Net realized investment gains were $5.4 million for the year ended December 31, 1997 compared to a loss of $0.6 million in 1996. The increase in realized investment gains was primarily attributable a realized gain on the sale of a common stock investment in 1997.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses increased $8.3 million, or 8.8%, to $103.3 million for the year ended December 31, 1997 from $95.0 million in 1996. The increase in losses and loss adjustment expenses was primarily attributable to the overall growth in the Company's business. Loss and loss adjustment expenses were 69.2% of premium revenue in 1997 compared to 72.6% of premium revenue in 1996. Losses and loss adjustment expenses believed to be weather related aggregated $5.2 million in 1997 compared to $10.6 million in 1996.

Underwriting Expenses
Underwriting expenses increased $3.6 million, or 9.5%, to $41.8 million for the year ended December 31, 1997 from $38.2 million for the same period in 1996. For the year ended December 31, 1997, underwriting expenses were 28.0% of premium revenue compared to 29.2% in 1996. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period and the Company's continued expense management initiatives which began in 1996.

Federal Income Tax Expense
Federal income tax expense increased $6.0 million to $9.7 million in 1997 from $3.7 million in 1996. Federal income tax expense was 34.5% of income before federal income taxes in 1997 compared to 30.3% in 1996. The increase in income tax expense was primarily the result of the Company's increased premium volume and favorable operating results during 1997.

Net Income
Net income increased $11.6 million to $18.5 million in 1997 from $6.9 million in 1996 primarily as a result of the foregoing factors and the impact of $1.5 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item in 1996, as well as the implementation of a voluntary early retirement program which resulted in a one time charge to earnings of $0.8 million net of tax in the last quarter of 1996.

The Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

Premiums
Premium revenue increased $13.9 million, or 11.8%, during the year ended December 31, 1996 to $130.8 million from $116.9 million in 1995. The increase in premium revenue in 1996 resulted from an increase of $11.1 million in earned premiums on additional business directly written by the Company (principally in New York and New Jersey) and an increase of $2.4 million in earned premiums retained by the Company and not ceded to reinsurers, in addition to an increase of $0.4 million in earned premiums assumed. The $11.1 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $9.9 million, or 9.2%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and to an increase of $0.7 million in earned premiums on workers' compensation business. The number of policies in force related to the Company's primary products increased by 8.6% to approximately 114,000 in 1996 from approximately 105,000 in 1995 and the average premium earned for each such policy increased by 0.6% in 1996. The $2.4 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which the earned premiums ceded by the Company were reduced.

Net Investment Income
Net investment income increased $1.6 million, or 11.3%, to $15.9 million for the year ended December 31, 1996 from $14.3 million in 1995. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately $34.7 million, or 17.7%. The increase in average cash and invested assets was primarily attributable to the net proceeds of $31.0 million from Farm Family Holdings' initial public offering received in July 1996. The return realized on the Company's cash and invested assets was 7.5% in 1996 and 7.6% in 1995.

Net Realized Investment Gains (Losses)
Net realized investment losses were $0.6 million for the year ended December 31, 1996 compared to a gain of $0.9 million in 1995.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses increased $11.8 million, or 14.2%, to $95.0 million for the year ended December 31, 1996 from $83.2 million in 1995. The increase in losses and loss adjustment expenses was primarily attributable to the overall growth in the Company's business, as well as the frequency of weather related losses in the Northeastern United States during the three months ended March 31, 1996. Loss and loss adjustment expenses were 72.6% of premium revenue in 1996 compared to 71.1% of premium revenue in 1995. Losses and loss adjustment expenses believed to be weather related aggregated $10.6 million in 1996 compared to $5.2 million in 1995.

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

Net Income
Net income decreased $2.7 million to $6.9 million in 1996 from $9.6 million in 1995 primarily as a result of the foregoing factors and the impact of $1.5 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item in 1996, as well as the implementation of a voluntary early retirement program which resulted in a one time charge to earnings of $0.8 million net of tax in the last quarter of 1996.

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

At December 31, 1997, the Company's cash and invested assets, at amortized cost, was $274.9 million, a $36.4 million increase from 1996. The increase is primarily the result of the investment of operating cash flows. During 1997, the Company continued to invest primarily in investment grade fixed maturities to maintain the overall quality of its investment portfolio. Fixed maturity securities, at amortized cost, rated as investment grade by the National Association of Insurance Commissioners was $248.9 million, or 96.5% of its fixed maturity portfolio, at December 31, 1997 compared to $217.7 million, or 97.2% of its fixed maturity portfolio, at December 31, 1996. High yield corporate bonds constituted most of the non-investment grade securities held by the Company as of December 31, 1997 and 1996. The Company also increased its investments, at amortized cost, in tax exempt bonds from $21.6 million in 1996 to $31.7 million in 1997. The mortgage-backed securities held by the Company as of December 31, 1997 were primarily GNMA, FNMA, and Federal Home Loan Mortgage Corp. pass-through securities. The Company currently has no investments in such derivative financial instruments as futures, forward, swap, or option contracts, or other financial instruments with similar characteristics. The market value of the Company's fixed maturity investments is subject to fluctuations directly attributable to prevailing rates of interest as well as other factors. As of December 31, 1997 and 1996, the aggregate market value of the Company's fixed maturity investments exceeded the aggregate amortized cost of such investments by $10.6 million and $5.2 million, respectively.

The Company has in place unsecured lines of credit with two banks under which it may borrow up to $12.0 million. At December 31, 1997, no amounts were outstanding on the lines of credit each of which has an annual interest rate equal to such bank's prime rate. In addition, the Company's reinsurance intermediary has extended to the Company a "Rapid Recovery Facility" under which the Company, at its option, can receive cash advances of up to $7.7 million within 48 hours of experiencing a catastrophic loss. There is no interest rate associated with this facility. The Company did not utilize this facility in 1997, 1996 or 1995.

In addition, the Company had notes payable outstanding consisting of $0.3 million of debentures and $1.0 million of subordinated surplus certificates (collectively "the Surplus Notes"). The Surplus Notes bear interest at the rate of eight percent per annum, have no maturity date, and principal and interest are repayable only with the approval of the Insurance Department of the State of New York. Interest expense incurred by the Company on the Surplus Notes for the years ended December 31, 1997, 1996 and 1995 was $102,000, $167,000 and
$216,000, respectively. The Company has received conditional approval from the Insurance Department of the State of New York to redeem all of the Surplus Notes outstanding, and plans to do so effective April 1, 1998. Principal and accrued interest on the Surplus Notes as of April 1, 1998 will be approximately $1.4 million.

Net cash provided by operating activities was $31.4 million, $11.8 million, and $16.4 million during the years ended December 31, 1997, 1996, and 1995, respectively. The increase in net cash provided by operating activities in 1997 was primarily attributable to the increase in premiums collected, interest and dividends received, and a reduction in losses paid relative to the increase in premiums collected. The decrease in cash provided by operating activities in 1996 compared to 1995 was primarily attributable to the decrease in net income which included the impact of $1.5 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item during 1996.

Net cash used in investing activities was $29.6 million, $41.1 million, and $18.5 million during the years ended December 31, 1997, 1996, and 1995, respectively. The decrease in net cash used in investing activities in 1997 resulted primarily from an increase in investment collections from fixed maturities available for sale and proceeds from sales of equity securities. The increase in net cash used in investing activities in 1996 resulted primarily from a reduction in proceeds on the maturities and sales of fixed maturities and the investment of the net proceeds from the Company's initial public offering.

Net cash provided by financing activities for the year ended December 31, 1996 of $30.9 million was the result of the Company's initial public offering of its common stock on July 23, 1996. The Company received net proceeds of $41.5 million for approximately 2,786,000 shares sold in the initial public offering, including the underwriters' over-allotment, as well as $3.4 million for approximately 214,000 shares sold in a subscription offering to policyholders. The Company made payments of $11.7 million to policyholders in exchange for their membership interest in Farm Family Mutual Insurance Company and $1.1 million to holders of Farm Family Mutual Insurance Company debt pursuant to the Plan of Reorganization and Conversion. In addition, the net proceeds were utilized to pay certain expenses associated with the initial public offering of $1.1 million. Subsequent to the initial public offering, Farm Family Holdings made an $18.0 million capital contribution to Farm Family Casualty.

Effective  December 31, 1997, the Company revised its reinsurance  program.  The
Company's reinsurance agreement with its affiliate, United Farm Family, was terminated effective December 31, 1997. As a result, the Company's retention per claim under its current reinsurance program will increase from $100,000 to $300,000 in 1998. In addition, the Company entered into an agreement which provides reinsurance protection within certain dollar limits for losses in excess of a predetermined ratio of losses to earned premiums. This agreement covers all direct and assumed voluntary business as well as mandatory residual market mechanisms. The Company's reinsurance program is structured to partially mitigate the impact of large or unusual losses as well as the aggregation of smaller, more frequent losses on liquidity and operating results.

The New York Insurance Law regulates the distribution of dividends and other payments to Farm Family Holdings by Farm Family Casualty. As of December 31, 1997, the maximum amount of dividends that can be paid by Farm Family Casualty without the prior approval of the New York State Insurance Department is $1.9 million. Such restrictions or any subsequently imposed restrictions may in the future affect the liquidity of Farm Family Holdings. The Company believes that its liquidity and capital resources are adequate for the coming year.


FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
 ($ in thousands except per share amounts)

--------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                              1997         1996         1995
--------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums                                                              $ 149,220    $ 130,780    $ 116,936
    Net investment income                                                    18,077       15,952       14,326
    Realized investment gains (losses), net                                   5,406        (640)          912
    Other income                                                              1,020          905          840
--------------------------------------------------------------------------------------------------------------
         Total revenues                                                     173,723      146,997      133,014
--------------------------------------------------------------------------------------------------------------
Losses and Expenses:
    Losses and loss adjustment expenses                                     103,301       94,977       83,184
    Underwriting expenses                                                    41,787       38,160       34,902
    Early retirement program expense                                            ---        1,177          ---
    Interest expense                                                            102          167          216
    Dividends to policyholders                                                  282          373          122
--------------------------------------------------------------------------------------------------------------
         Total losses and expenses                                          145,472      134,854      118,424
--------------------------------------------------------------------------------------------------------------
Income before federal income tax expense
    and extraordinary item                                                   28,251       12,143       14,590
Federal income tax expense                                                    9,747        3,676        4,984
--------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                             18,504        8,467        9,606
Extraordinary item - demutualization expenses                                   ---        1,543          ---
--------------------------------------------------------------------------------------------------------------
         Net income                                                        $ 18,504      $ 6,924      $ 9,606
--------------------------------------------------------------------------------------------------------------

Per Share Data:
    Income before extraordinary item - Basic                              $    3.52     $   2.13     $   3.20
--------------------------------------------------------------------------------------------------------------
    Income before extraordinary item - Diluted                            $    3.51     $   2.13     $   3.20
--------------------------------------------------------------------------------------------------------------
    Net income - Basic                                                    $    3.52     $   1.74     $   3.20
--------------------------------------------------------------------------------------------------------------
    Net income - Diluted                                                  $    3.51     $   1.74     $   3.20
--------------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.


FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
THE COMPANY MUTUAL INSURANCE COMPANY
Consolidated Balance Sheets
($ in thousands)

As of December 31,                                                                       1996        1997
------------------------------------------------------------------------------------------------------------

ASSETS
Investments:
   Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $248,984 in 1997 and $214,226 in 1996)                        $259,199    $219,188
     Held to maturity, at amortized cost
        (Fair value: $9,194 in 1997 and $9,973 in 1996)                                   8,855       9,782
   Equity securities
     Available for sale, at fair value
        (Cost: $3,363 in 1997 and $2,546 in 1996)                                         4,521       7,908
   Mortgage loans                                                                         1,660       1,745
   Other invested assets                                                                    553         748
   Short-term investments                                                                 5,643       5,333
------------------------------------------------------------------------------------------------------------
             Total investments                                                          280,431     244,704
------------------------------------------------------------------------------------------------------------
Cash                                                                                      5,841       4,110
Insurance receivables:
   Reinsurance receivables                                                               12,343      10,743
   Premiums receivable, net                                                              28,141      22,663
Deferred acquisition costs                                                               12,613      10,682
Accrued investment income                                                                 5,408       4,861
Deferred income tax asset, net                                                            1,469       1,520
Prepaid reinsurance premiums                                                              2,044       1,944
Receivable from affiliates, net                                                          17,786      16,133

Other assets                                                                              2,202       2,052
------------------------------------------------------------------------------------------------------------
             Total Assets                                                              $368,278    $319,412
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                    $156,622    $141,220
   Unearned premium reserve                                                              66,069      55,945
   Reinsurance premiums payable                                                           2,564         641
   Accrued expenses and other liabilities                                                11,828       9,561
   Debt                                                                                   1,268       1,304
------------------------------------------------------------------------------------------------------------
             Total liabilities                                                          238,351     208,671
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized
         and no shares issued and outstanding                                                 -           -

Common stock, $.01 par value, 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                         53          53
Additional paid in capital                                                               98,140      98,140
Retained earnings                                                                        24,342       5,838
Net unrealized investment gains                                                           7,392       6,710
------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                 129,927     110,741
------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                                $368,278    $319,412
------------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
 ($ in thousands)

For the Years Ended December 31,                                                1997        1996       1995
------------------------------------------------------------------------------------------------------------
Common stock
         Balance, beginning of year                                         $     53       $   -      $   -
         Common stock issued                                                       -          53          -
------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                     53          53          -
------------------------------------------------------------------------------------------------------------
Additional paid in capital
         Balance, beginning of year                                           98,140           -          -
         Initial public offering and subscription offering, net                    -      43,715          -
         Payments to policyholders                                                 -     (12,210)         -
         Conversion of debt to common stock                                        -         265          -
         Demutualization of Farm Family Mutual                                     -      66,370          -
------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                 98,140      98,140          -
------------------------------------------------------------------------------------------------------------
Retained earnings
         Balance, beginning of year                                            5,838      65,284     55,678
         Net income                                                           18,504       6,924      9,606
         Demutualization of Farm Family Mutual                                     -     (66,370)         -
------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                 24,342       5,838     65,284
------------------------------------------------------------------------------------------------------------
Net unrealized investment gains (losses)
         Balance, beginning of year                                            6,710       8,998     (2,701)
         Change in unrealized appreciation (depreciation), net                   682      (2,288)    11,699
------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                  7,392       6,710      8,998
------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment
         Balance, beginning of year                                                -        (118)         -
         Minimum pension liability adjustment                                                118       (118)
------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                      -           -       (118)
------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                  $129,927    $110,741    $74,164
------------------------------------------------------------------------------------------------------------


See accompanying notes to Consolidated Financial Statements.

                                      E-18



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Statements of Consolidated Cash Flows

($ in thousands)

For the Years Ended December 31,                                                     1997         1996         1995
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $18,504       $6,924      $9,606
-----------------------------------------------------------------------------------------------------------------------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Realized investment (gains) losses                                                (5,406)         640        (912)
     Amortization of bond discount                                                        329          130          62
     Deferred income taxes                                                               (316)        (505)       (581)
     Extraordinary item - demutualization expense                                           -        1,543           -
     Changes in:
         Reinsurance receivables                                                       (1,600)       3,030       1,254
         Premiums receivable, net                                                      (5,478)        (872)     (3,062)
         Deferred acquisition costs                                                    (1,931)        (155)     (1,856)
         Accrued investment income                                                       (547)        (601)       (213)
         Prepaid reinsurance premiums                                                    (100)         (80)        (58)
         Receivable from affiliates, net                                               (1,653)      (2,273)     (3,293)
         Other assets                                                                    (150)        (283)        742
         Reserves for losses and loss adjustment expenses                              15,402        3,242      10,024
         Unearned premium reserve                                                      10,124        3,146       3,956
         Reinsurance premiums payable                                                   1,923       (1,994)     (1,394)
         Accrued expenses and other liabilities                                         2,267        1,497       1,001
-----------------------------------------------------------------------------------------------------------------------
           Total adjustments                                                           12,864        6,465       6,832
-----------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities before extraordinary item         31,368       13,389      16,438
           Extraordinary item - demutualization expenses                                    -       (1,543)          -
-----------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                   31,368       11,846      16,438
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales:
    Fixed maturities available for sale                                                 8,019        5,670      28,466
    Other invested assets                                                                   -          144           -
    Equity securities                                                                   6,257            -           -
Investment collections:
    Fixed maturities available for sale                                                16,435        9,405      15,435
    Fixed maturities held to maturity                                                     904        2,561         514
    Mortgage loans                                                                         85           77          68
Investment purchases:
    Fixed maturities available for sale                                               (59,667)     (58,430)    (58,339)
    Fixed maturities held to maturity                                                  (1,294)      (2,042)     (1,598)
Change in short-term investments, net                                                    (310)       1,199      (3,519)
Change in other invested assets                                                           (30)         344         480
-----------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                      (29,601)     (41,072)    (18,493)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from IPO and Subscription Offerings                                                -       44,880           -
subscription
Demutualization payments to Policyholders and Noteholders                                   -      (12,842)          -
IPO Expenses paid                                                                           -       (1,080)          -
Principal payments on debt                                                                (36)         (32)        (42)
-----------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                            (36)      30,926         (42)
-----------------------------------------------------------------------------------------------------------------------
           Net increase (decrease) in cash                                              1,731        1,700      (2,097)
Cash, beginning of year                                                                 4,110        2,410       4,507
-----------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                      $5,841       $4,110      $2,410
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.

         1.       Summary of Significant Accounting Policies

        Basis of Presentation:

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiaries (collectively referred to as the "Company"). The primary subsidiary of Farm Family Holdings is Farm Family Casualty Insurance Company ("Farm Family Casualty"). All
         significant intercompany balances and transactions have been eliminated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company provides property and casualty insurance coverages to members of the state Farm Bureau(R) organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in the state Farm Bureau organizations is a prerequisite for voluntary insurance coverage, except for employees of the Company and its affiliates.

         The operations of the Company are closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life") and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family") (see Note 10). Farm Family Life is a stock life insurance company owned by the state Farm Bureau organizations of the ten states in which the Company operates. Farm Family Holdings has entered into an Option Purchase Agreement with the shareholders of Farm Family Life pursuant to which Farm Family Holdings has, for a two-year period commencing on July 26, 1996, the option to acquire Farm Family Life subject to certain conditions (See Note 15). The Company and Farm Family Life are affiliated by common management, shared agents and employees and similar Boards of Directors.

        Investments:

         Fixed maturities include bonds, redeemable preferred stocks and mortgage-backed securities. Investments in fixed maturities which the Company has both the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Investments classified as held to maturity on the Company's consolidated balance sheets consist primarily of private placements. Fixed maturities which may be sold prior to their contractual maturity are classified as available for sale and are carried at fair value on the Company's consolidated balance sheets. The difference between amortized cost and fair value of fixed maturities classified as available for sale, net of deferred income taxes, is reflected as a component of stockholders' equity.

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

         Investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and dividends are recorded on the ex-dividend date. Interest income on mortgage-backed securities is determined by the effective yield method based on estimated principal repayments. Realized investment gains and losses are determined on a specific identification basis.

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

         Stock Compensation Plan:

         Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") applies to all stock-based employee compensation plans (except employee stock ownership plans) in which an employer grants shares of its stock or other equity instruments to employees. Statement 123 permits a company to choose either the fair value or the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25,
         "Accounting for Stock Issued to Employees" ("APB 25"), for its stock-based compensation plans. The Company has elected to account for its stock compensation plan using the intrinsic value based method as prescribed by APB 25.

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

         Net Income Per Share:

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented conform to the Statement 128 requirements.

         The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                            1997          1996          1995
                                                                            ----          ----          ----
         Net income before extraordinary item
               available to common stockholders                      $18,504,000    $8,467,000    $9,606,000
                                                                   ------------------------------------------
         Net income available to common stockholders                 $18,504,000    $6,924,000    $9,606,000
                                                                   ------------------------------------------
         Weighted average number of
             shares in basic earnings per share                        5,253,813     3,979,115     3,000,000
         Effect of stock options                                          17,134           ---           ---
                                                                   ------------------------------------------
         Weighted average number
             of shares in diluted earnings per share                   5,270,947     3,979,115     3,000,000
                                                                   ------------------------------------------
         Basic net income before extraordinary item
           per share -                                                     $3.52         $2.13         $3.20
                                                                   ------------------------------------------
         Diluted net income before extraordinary item
           per share -                                                     $3.51         $2.13         $3.20
                                                                   ------------------------------------------
         Basic net income per share                                        $3.52         $1.74         $3.20
                                                                   ------------------------------------------
         Diluted net income per share                                      $3.51         $1.74         $3.20
                                                                   ------------------------------------------

         The weighted average number of shares of common stock in 1996 and 1995 gives effect to the allocation of 3,000,000 shares of common stock to eligible policyholders on July 26, 1996 pursuant to Farm Family Casualty's conversion from a mutual company to a stockholder owned company.

    2.  Plan of Reorganization and Conversion

         On July 26, 1996, Farm Family Mutual Insurance Company ("Farm Family Mutual") converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and changed its name to Farm Family Casualty Insurance Company. The conversion was made pursuant to a Plan of Reorganization and Conversion (the "Plan"). As part of the Plan, Farm Family Holdings was formed and the policyholders received approximately 2,237,000 shares of Farm Family Holdings common stock and $11,735,000 in cash in exchange for their membership interests in Farm Family Mutual.

         On July 23, 1996, Farm Family Holdings made an initial public offering of its common stock at a price of $16 per share. Farm Family Holdings received net proceeds of $41,453,000 for 2,786,000 shares sold in the initial public offering. In addition, Farm Family Holdings received net proceeds of $3,427,000 for approximately 214,000 shares purchased by policyholders of Farm Family Mutual in a subscription offering.

         As part of the Plan, holders of Farm Family Mutual debt (see Note 8) could elect to exchange their debt instruments for shares of stock or cash. As a result, there were 17,000 shares and $1,107,000 in cash exchanged for debt with an outstanding principal amount of $1,371,000 plus accrued interest thereon.

    3.  Investments

         The amortized cost, fair value and gross unrealized gains and losses of available for sale securities and held to maturity securities at December 31, 1997 and 1996 are as follows:

             ($ in thousands)
         1997                                                    Amortized      Gross Unrealized       Fair
         ----                                                       Cost       Gains    (Losses)      Value
                                                                    ----       -----    --------      -----
         Available for Sale
         ------------------
         Fixed maturities:
          U.S. Government & Agencies                               $18,905       $635      $ ----     $19,540
          States, Municipalities & Political Subdivisions           51,166      2,846           5      54,007
          Corporate                                                153,236      6,364         700     158,900
          Mortgage-backed Securities                                18,516        679        ----      19,195
          Redeemable Preferred Stock                                 7,161        404           8       7,557
                                                              ------------------------------------------------
               Total fixed maturities                              248,984     10,928         713     259,199
         Equity securities                                           3,363      1,212          54       4,521
                                                              ------------------------------------------------
              Total Available for Sale                            $252,347    $12,140        $767    $263,720
                                                              ------------------------------------------------
         Held to Maturity
         Fixed maturities:
          States, Municipalities & Political Subdivisions           $4,603        $80     $  ----      $4,683
          Corporate                                                  4,252        259        ----       4,511
                                                              ------------------------------------------------
              Total Held to Maturity                                $8,855       $339     $  ----      $9,194
                                                              ------------------------------------------------

         1996                                                    Amortized      Gross Unrealized       Fair
         ----                                                       Cost       Gains    (Losses)      Value
                                                                    ----       -----    --------      -----
         Available for Sale
         ------------------
         Fixed maturities:
          U.S. Government & Agencies                               $18,401       $421         $79     $18,743
          States, Municipalities & Political Subdivisions           42,568      1,500         118      43,950
          Corporate                                                135,485      3,918       1,527     137,876
          Mortgage-backed Securities                                 9,676        666        ----      10,342
          Redeemable Preferred Stock                                 8,096        276          95       8,277
                                                              ------------------------------------------------
               Total fixed maturities                              214,226      6,781       1,819     219,188
         Equity securities                                           2,546      5,431          69       7,908
                                                              ------------------------------------------------
              Total Available for Sale                            $216,772    $12,212      $1,888    $227,096
                                                              ------------------------------------------------
         Held to Maturity
         Fixed maturities:
          States, Municipalities & Political Subdivisions           $5,423        $93         $34      $5,482
          Corporate                                                  4,359        186          54       4,491
                                                              ------------------------------------------------
              Total Held to Maturity                                $9,782       $279         $88      $9,973
                                                              ------------------------------------------------

                                      E-24

         The table below presents the amortized cost and fair value of fixed maturities at December 31, 1997, by contractual maturity. Actual maturities may differ from contractual maturities as a result of prepayments.

            ($ in thousands)                                  Available                   Held to
                                                              for Sale                   Maturity
                                                           -------------              -------------
                                                        Amortized         Fair     Amortized        Fair
                                                             Cost        Value          Cost       Value
                                                             ----        -----          ----       -----
         Due in one year or less                           $5,501       $5,581          $155        $156
         Due after one year through five years             36,804       37,925           526         529
         Due after five years through ten years           141,322      145,906         4,534       4,741
         Due after ten years                               46,841       50,592         3,640       3,768
                                                     -------------------------- -------------------------
                                                          230,468      240,004         8,855       9,194
         Mortgage-backed securities                        18,516       19,195          ----        ----
                                                     -------------------------- -------------------------
            Total                                        $248,984     $259,199        $8,855      $9,194
                                                     -------------------------- -------------------------

         Unrealized investment gains and losses on fixed maturities classified as available for sale and equity securities included in stockholders' equity at December 31, 1997 are as follows:

             ($ in thousands)                        Cost/                                             Net
                                                   Amortized     Fair         Gross Unrealized     Unrealized
                                                     Cost        Value       Gains     (Losses)       Gains
                                                     ----        -----       -----     --------       -----
         Fixed maturities available for sale       $248,984    $259,199     $10,928      $  713      $10,215
         Equity securities                            3,363       4,521       1,212          54        1,158
                                                -------------------------------------------------------------
         Total                                     $252,347    $263,720     $12,140      $  767      $11,373
                                                ------------------------------------------------
         Deferred income taxes                                                                        (3,981)
                                                                                                -------------
             Total                                                                                    $7,392
                                                                                                -------------


         The change in unrealized appreciation (depreciation) of investments included in stockholders' equity for the years ended December 31, 1997, 1996 and 1995 was as follows:

               ($ in thousands)                                                 1997        1996          1995
                                                                                ----        ----          ----
         Fixed maturities available for sale                                  $5,253    $ (4,532)      $17,197
         Equity securities                                                   (4,204)         950           802
         Other invested assets                                                  ----          63           (63)
                                                                       ----------------------------------------
                                                                               1,049      (3,519)       17,936
         Deferred income taxes                                                  (367)      1,231        (6,237)
                                                                       ----------------------------------------
         Total                                                              $    682    $ (2,288)       $11,699
                                                                       ----------------------------------------

                                      E-25

         The components of net investment income are as follows:

              ($ in thousands)
                                                                                   1997       1996        1995
                                                                                   ----       ----        ----
         Interest on fixed maturities                                           $17,968    $15,612     $14,561
         Dividends from equity securities                                           152         53          19
         Interest on mortgage loans                                                 154        169         180
         Interest on short-term investments                                         416        585         315
         Other, net                                                                  25       ----       (406)
                                                                            -----------------------------------
            Gross investment income                                              18,715     16,419      14,669
         Investment expense                                                        (638)      (467)       (343)
                                                                            -----------------------------------
            Net investment income                                               $18,077    $15,952     $14,326
                                                                            -----------------------------------

A summary of realized investment gains (losses), net, is as follows:

              ($ in thousands)
                                                                                   1997       1996        1995
                                                                                   ----       ----        ----
         Fixed maturities                                                        $(149)     $(567)        $912
         Equity securities                                                       5,780       ----        ----
         Other invested assets                                                    (225)       (73)        ----
                                                                            -----------------------------------
         Total                                                                  $5,406      $(640)       $912
                                                                            -----------------------------------

    4.  Fair Value of Financial Instruments

         The estimated fair value of financial instruments has been determined using available market information and appropriate value methodologies. The estimated fair value of financial instruments is not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. As a number of the Company's significant assets (including deferred acquisition costs, and deferred income taxes) and liabilities (including reserves for losses and loss adjustment expenses) are not considered financial instruments, the disclosures that follow do not reflect the fair value of the Company as a whole.

         The following table presents the carrying value and fair value of the Company's financial instruments at December 31, 1997 and 1996.

                                                              December 31, 1997         December 31,1996
                                                              -----------------         ----------------
                                                              Carrying        Fair     Carrying         Fair
               ($ in thousands)                                  Value       Value        Value        Value
                                                                 -----       -----        -----        -----
         Assets
         ------
         Fixed maturities                                     $268,054    $268,393     $228,970     $229,161
         Equity securities                                       4,521       4,521        7,908        7,908
         Mortgage loans                                          1,660       1,660        1,745        1,745
         Cash and short-term investments                        11,484      11,484        9,443        9,443
         Premiums receivable, net                               28,141      28,141       22,663       22,663
         Receivable from affiliates, net                        17,786      17,786       16,133       16,133
         Accrued investment income and other assets              7,938       7,938        7,137        7,137
         Liabilities
         -----------
         Accrued expenses and other liabilities                 11,828      11,828        9,561        9,561
         Debt                                                    1,268       1,268        1,304        1,304


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

    5.  Reinsurance

         The Company assumes and cedes insurance to participate in the reinsurance market, to geographically diversify its exposure to catastrophic losses, limit maximum losses and minimize exposure on large risks (see Note 12). Reinsurance contracts do not relieve the Company from its obligations to policyholders as the primary insurer. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities and economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Amounts recoverable are regularly evaluated by the Company and an allowance for uncollectible reinsurance is provided when collection is in doubt. At December 31, 1997 and 1996, the Company determined it was not necessary to provide an allowance for uncollectible reinsurance.

          The Company's reinsurance program also includes reinsurance agreements with United Farm Family (see Note 10).

          The effects of reinsurance on premiums written and earned, and losses and loss adjustment expenses incurred, for the years indicated were as follows:

                                                                                 Year Ended December 31,
                                                                                 -----------------------
              ($ in thousands)                                                  1997          1996        1995
                                                                                ----          ----        ----
         Premiums Written
         Direct                                                             $168,707      $146,408    $135,963
         Assumed                                                              13,091         6,462       6,261
         Ceded to United Farm Family                                         (8,959)       (9,336)     (9,237)
         Ceded to non-affiliates                                            (13,594)       (9,690)    (12,153)
                                                                        ---------------------------------------
             Premiums written, net of reinsurance                           $159,245      $133,844    $120,834
                                                                        ---------------------------------------

         Premiums Earned
         Direct                                                             $160,988      $142,794    $131,717
         Assumed                                                              10,686         6,931       6,552
         Ceded to United Farm Family                                         (8,960)       (9,334)     (9,238)
         Ceded to non-affiliates                                            (13,494)       (9,611)    (12,095)
                                                                        ---------------------------------------
             Premiums earned, net of reinsurance                            $149,220      $130,780    $116,936
                                                                        ---------------------------------------

         Losses and Loss Adjustment Expenses Incurred
         Direct                                                             $113,569       $99,954     $91,176
         Assumed                                                               6,970         4,630       4,658
         Ceded to United Farm Family                                         (9,705)       (7,277)     (6,604)
         Ceded to non-affiliates                                             (7,533)       (2,330)     (6,046)
                                                                        ---------------------------------------
             Losses and loss adjustment expenses incurred,
                 net of reinsurance                                         $103,301       $94,977     $83,184
                                                                        ---------------------------------------

        Effective December 31, 1997, the Company revised its reinsurance program. The Company's reinsurance agreement with its affiliate, United Farm Family, was terminated effective December 31, 1997. As a result, the Company's retention per claim under its current reinsurance program will increase from $100,000 to $300,000.

    6.  Income Taxes

        The components of the deferred income tax assets and liabilities at December 31, 1997 and 1996 are as follows:


               ($ in thousands)
         Deferred Income Tax Assets                                                      1997             1996
         --------------------------                                                      ----             ----
         Reserves for losses and loss adjustment expenses                                $5,124          $4,423
         Unearned premium reserve                                                         4,476           3,774
         Accrued expenses and other liabilities                                             987             797
         Investments                                                                        133             148
                                                                               ---------------------------------
                 Total deferred income tax assets                                        10,720           9,142
                                                                               ---------------------------------

         Deferred Income Tax Liabilities
         Deferred acquisition costs                                                       4,414           3,739
         Unrealized investment gains, net                                                 3,981           3,614
         Other assets                                                                       856             269
                                                                               ---------------------------------
                 Total deferred income tax liabilities                                    9,251           7,622
                                                                               ---------------------------------
                      Net deferred income tax asset                                      $1,469          $1,520
                                                                               ---------------------------------

         There was no valuation allowance for deferred income tax assets as of December 31, 1997 or 1996. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Management primarily considered the existence of taxable income in the carryback period in making this assessment and believes the benefits of the deductible differences recognized as of December 31, 1997 and 1996 will ultimately be realized.

         The components of income tax expense (benefit) are as follows:

              ($ in thousands)                                     Year Ended December 31,
                                                                   -----------------------
                                                                   1997         1996        1995
                                                                   ----         ----        ----
         Current                                                $10,063       $4,181      $4,403
         Deferred                                                 (316)        (505)         581
                                                          ---------------------------------------
         Total income tax expense                                $9,747       $3,676      $4,984
                                                          ---------------------------------------

         The Company paid income taxes of $9,962,000, $4,592,000, and $3,952,000 in 1997, 1996 and 1995 respectively.

         A reconciliation of the differences between the Company's effective tax rates and the United States federal income tax rates follows:

                                                                  Year Ended December 31,
                                                                  -----------------------
         ($ in thousands)                                   % of                % of                 % of
                                                            Pretax              Pretax               Pretax
                                                     1997   Income       1996   Income        1995   Income
                                                     ----   ------       ----   ------        ----   ------
         Income tax provision at prevailing        $9,888   35.00%     $4,147   34.18%      $5,006   34.31%
         rates
         Tax effect of:
         Tax exempt interest income                 (380)   (1.35)      (107)    (.88)        (11)    (.08)
         Dividends received deduction               (157)    (.56)      (156)   (1.29)       (148)   (1.01)
         Other, net                                   396     1.41      (208)   (1.71)         137      .94
                                                 -----------------------------------------------------------
         Federal income tax expense                $9,747   34.50%     $3,676   30.30%      $4,984   34.16%
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

         The following table provides a reconciliation of beginning and ending liability balances for reserves for losses and loss adjustment expenses for the years ended December 31, 1997, 1996 and 1995.

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                 1997        1996         1995
                                                                                 ----        ----         ----
         ($ in thousands)
         Reserves for losses and loss adjustment
               expenses at beginning of year                                 $141,220    $137,978     $127,954
         Less reinsurance recoverables and receivables                         26,837      28,655       28,230
                                                                          -------------------------------------
         Net reserves for losses and loss adjustment
               expenses at beginning of year                                  114,383     109,323       99,724
                                                                          -------------------------------------
         Incurred losses and loss adjustment expenses:
         Provision for insured events of current year                         107,273     100,418       88,366
         Decrease in provision for
                insured events of prior years                                  (3,972)      (5,441)     (5,182)
                                                                          -------------------------------------
                  Total incurred losses and loss adjustment expenses          103,301      94,977       83,184
                                                                          -------------------------------------

         Payments:
         Losses and loss adjustment expenses
             attributable to insured events of current year                    49,858      50,122       40,519
         Losses and loss adjustment expenses
             attributable to insured events of prior years                     40,258      39,795       33,066
                                                                          -------------------------------------
             Total payments                                                    90,116      89,917       73,585
                                                                          -------------------------------------
         Net reserves for losses and loss
              adjustment expenses at end of year                              127,568     114,383      109,323
         Plus reinsurance recoverables and receivables                         29,054      26,837       28,655
                                                                          -------------------------------------
         Reserves for losses and loss adjustment
             expenses at end of year                                         $156,622    $141,220     $137,978
                                                                          -------------------------------------

         The Company does not discount reserves for losses and loss adjustment expenses except for certain lifetime workers' compensation indemnity reserves it assumes from mandatory pools. The amount of such discounted reserves was $3,986,000 (net of a discount of $1,229,000), $4,184,000
         (net of a discount of $1,185,000), and $4,754,000 (net of a discount of $1,192,000) for December 31, 1997, 1996 and 1995, respectively.

      8. Debt

         At December  31,  1997,  debt  consists of $293,000 of  debentures  and
         $975,000 of subordinated surplus certificates. The debentures and subordinated surplus certificates bear interest at the rate of 8% per annum, have no maturity date, and principal and interest are repayable only with the approval of the Insurance Department of the State of New York. No single holder holds more than 5% of the outstanding debentures or subordinated surplus certificates. The Company paid interest of $104,000, $279,000 and $217,000 for the years ended December 31, 1997,
         1996 and 1995, respectively. The Company has received conditional approval from the Insurance Department of the State of New York to redeem all of the outstanding debentures and subordinated certificates and plans to do so effective April 1, 1998. Principal and accrued interest on the Surplus Notes, as of April 1, 1998 will be approximately $1,395,000.

         At December 31, 1997, the Company had available lines of credit with two banks for $12,000,000. There were no amounts outstanding on these lines of credit at December 31, 1997.

    9.     Benefits Plans

        Pension Plan:
         The Company and Farm Family Life sponsor a qualified multi-employer noncontributory defined benefit pension plan covering substantially all of the Company's and Farm Family Life's full-time employees who meet the eligibility requirements. Benefits under the pension plan are primarily based upon the employee's length of service and the employee's average compensation for certain periods during the last years of employment. The Company's funding policy for its defined benefit pension plan is to make annual contributions in accordance with accepted actuarial cost methods subject to regulatory funding limitations. Effective January 1, 1997, the Company and Farm Family Life froze benefits available through the defined benefit plan. In addition, the Company implemented a voluntary early retirement program in the fourth quarter of 1996 (see Note 14).

         The net pension expense for the plan is as follows:

                                                                                    Year Ended December 31,
                                                                                    -----------------------
         ($ in thousands)                                                       1997          1996        1995
                                                                                ----          ----        ----
         Service cost                                                         $ ----          $869        $708
         Interest cost on projected benefit obligation                         1,429         1,411       1,384
         Actual return on plan assets                                         (1,502)         (854)     (1,844)
         Net amortization (deferral)                                              73          (447)        632
         Voluntary early retirement program                                     ----         2,069        ----
                                                                        ---------------------------------------

             Total pension expense                                            $ ----        $3,048        $880
                                                                        ---------------------------------------

         The Company incurred no net periodic pension expense in 1997 due to the freezing of the plan. The Company's portion of net periodic pension expense, excluding the expense of the voluntary early retirement program, for the years ended December 31, 1996 and 1995 was $617,000 and $537,000, respectively. In addition, the Company's portion of the expense related to the voluntary early retirement program was $1,155,000 for 1996.

         Assumptions used in the determination of pension obligations and assets were:

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                1997          1996        1995
                                                                                ----          ----        ----

         Weighted-average discount rate                                        7.00%         7.00%       6.40%
         Rate of increase in compensation levels                               0.00%         4.00%       3.40%
         Expected long-term rate of return on plan assets                      8.00%         8.00%       8.00%

         Since benefits under the plan were frozen as of January 1, 1997, the rate of increase in compensation levels assumption for 1997 is 0.00%.

         The following table summarizes the funded status of the pension plan:

                                                                                            As of December 31,
                                                                                            ------------------
                                                                                           1997            1996
                                                                                           ----            ----
               ($ in thousands)
         Actuarial present value of benefit obligations:
              Vested                                                                    $20,785         $21,075
              Nonvested                                                                     ---             ---
                                                                                --------------------------------
         Accumulated benefit obligation                                                  20,785          21,075
         Effect of projected future salary increases on past service                        ---             ---
                                                                                --------------------------------
         Projected benefit obligation                                                    20,785          21,075
         Plan assets at fair value                                                       19,026          18,881
                                                                                --------------------------------
         Projected benefit obligation in excess of plan assets                          $(1,759)        $(2,194)
                                                                                --------------------------------


         Plan assets primarily consist of cash, U.S. government securities, municipal and corporate debt instruments, common stock mutual funds, and an insurance group annuity contract.

         The accrued pension liability of the plan was as follows:

                                                                                            As of December 31,
                                                                                            ------------------
                                                                                           1997            1996
                                                                                           ----            ----
                ($ in thousands)
          Projected benefit obligation in excess of plan assets                         $(1,759)        $(2,194)
          Unrecognized prior service asset                                                  ---             ---
          Unrecognized net gain from past
                experience different from that assumed                                      ---             ---
          Unrecognized net asset at transition                                              ---             ---
          Minimum liability adjustment                                                      ---             ---
                                                                                 -------------------------------
          Accrued pension liability                                                     $(1,759)        $(2,194)
                                                                                 -------------------------------

        Incentive Savings Plans:
         The Company and Farm Family Life sponsor employee incentive savings plans which are qualified under Section 401 of the Internal Revenue Code. Under the provisions of these plans, employees may contribute up to 15% of their eligible compensation, with up to 6% being eligible for matching contributions from the Company. In 1997, the Company contributed to the plans a matching contribution of 50% of the first 6% of eligible compensation deferred by each eligible employee and as a percentage of each employee's eligible compensation, a regular contribution of 3%, a profit sharing contribution of 3% and a money purchase contribution of 3%. The profit sharing contribution and a portion of the matching contributions made by the Company in 1997 were discretionary. In 1997, the Company established a non-qualified unfunded supplemental plan for those employees whose compensation exceeds the Internal Revenue Code compensation limits for qualified plans. The Company's expense associated with the plans was $1,082,000, $182,000 and $138,000 in 1997, 1996 and 1995, respectively. In 1995 and
         1996, the Company contributed 1% of eligible compensation (up to $240 per employee) to the plan for all eligible employees.

        Postretirement Benefits Other Than Pensions:
         The Company and Farm Family Life provide life insurance benefits for retired employees meeting certain age and length of service requirements. The Company's postretirement benefit plan is currently unfunded and noncontributory. Benefits under the postretirement benefit plan are provided by a group term life insurance policy.

         Net periodic postretirement benefit expense for the years ended December 31, 1997, 1996, and 1995 included the following:

                                                                                    1997        1996      1995
                                                                                    ----        ----      ----

            ($ in thousands)
         Service cost                                                                $26         $27       $37
         Interest cost                                                                66          63        73
         Return on assets                                                           ----        ----      ----
         Amortization of transition obligation                                        47          47        47
            Amortization of unrecognized net gain                                     (1)       ----      ----
             Voluntary early retirement program                                     ----          41      ----
                                                                              ---------------------------------
                    Total net periodic postretirement benefit expense               $138        $178      $157
                                                                              ---------------------------------

         The Company's portion of net periodic postretirement benefit expense for the years ended December 31, 1997, 1996 and 1995 was $79,000, $88,000 and $66,000. The Company's portion of the voluntary early retirement program expense in 1996 was $22,000.

         The following table presents the plan's accumulated postretirement benefit obligation as of December 31, 1997 and 1996 reconciled with the plan's funded status and the amount recognized in the Company's consolidated balance sheets:

                                                                                          1997            1996
                                                                                          ----            ----
                ($ in thousands)
         Accumulated postretirement benefit obligation:
              Retirees                                                                   $(492)          $(487)
              Other fully eligible plan participants                                      (221)           (182)
              Other active plan participants                                              (276)           (293)
                                                                                   -----------------------------
              Obligation at year-end                                                      (989)           (962)
         Plan assets                                                                        ---             ---
                                                                                   -----------------------------
         Funded status                                                                    (989)           (962)
         Unrecognized transition obligation                                                759             805
         Unrecognized net loss                                                            (105)            (95)
                                                                                   -----------------------------
                Accrued postretirement benefit liability at year-end                     $(335)          $(252)
                                                                                   -----------------------------

         The discount rate used to determine the accumulated postretirement benefit obligation was 7.0% at December 31, 1997 and 1996.

         Stock Compensation Plan:

         In 1997, Farm Family Holdings adopted the Omnibus Securities Plan (the "Securities Plan"), under which up to 500,000 shares of common stock are available for award. Stock options granted under the Securities Plan may be either incentive stock options ("ISO's") or non-qualified stock options ("NQSO's"). For ISO's the option price may be no less than the fair market value on the date of the grant. For NQSO's, the option price may be no less than 85% of the fair market value on the date of grant. On April 22, 1997, 215,000 NQSO's were granted. These NQSO's may be exercised no earlier than July 26, 1999 and no later than April 22, 2007. These NQSO's vest annually in equal amounts over a three year period commencing December 13, 1996 and have an exercise price of $22.56 per share, the fair market value of the stock on the date of grant. The following table summarizes the status of the Securities Plan for the year ended December 31, 1997 and changes during the year of 1997:

                                                                                                  Number of
                                                                                                      Shares
                                                                                                      ------
               Granted                                                                               215,000
               Exercised                                                                                ----
               Forfeited                                                                             (5,000)
                                                                                               --------------
                 Outstanding at end of year                                                          210,000
                                                                                               --------------
             Exercisable at end of year                                                                 ----
                                                                                               --------------


         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for the Securities Plan. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company had determined the compensation expense of the Securities Plan as prescribed by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), the Company's net income and earnings per share for the year ended 1997 would have been reduced to the pro forma amounts indicated below:

         ($ in thousands, except per share amounts)                As reported            Pro forma
                                                                   ------------           ---------
              Net income                                                $18,504             $18,116
              Basic earnings per share                                    $3.52               $3.45
              Diluted earnings per share                                  $3.51               $3.44


         The fair value of the options granted in 1997 is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 22.79%, risk-free interest rate of 6.78%, and an expected life of six years. At December 31, 1997, the exercise price for options outstanding is $22.56, and the weighted-average contractual life of the outstanding options is 9.3 years.

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


         ($ in thousands)
                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                          1997         1996          1995
                                                                          ----         ----          ----
         Gross Shared Expenses                                         $29,364      $30,689       $26,650
         Company's Share:
             Amount                                                    $19,679      $19,912       $16,182
             Percentage                                                    67%          65%           61%


         Farm Family Life held $813,000 of the Company's debentures in 1994 and 1995. In July 1996, the Company repurchased the debentures owned by Farm Family Life for the principal amount of $813,000 plus accrued interest of $37,000. The Company incurred interest expense of $37,000 in 1996 and $65,000 in 1995 on the debentures held by Farm Family Life.

         The Company's reinsurance program includes reinsurance agreements with United Farm Family. In accordance with the provisions of these reinsurance agreements, the Company recognized commission income of $63,000, $191,000, and $2,000 during the years ended December 31, 1997,
         1996 and 1995, respectively. Effective December 31, 1997, the Company has terminated the reinsurance agreements with United Farm Family. A summary of the effect of the reinsurance agreements with United Farm Family on premiums written and earned is described in Note 5.

         Receivable from affiliates represents amounts due from United Farm Family pursuant to a reinsurance agreement and amounts due from Farm Family Life and United Farm Family for shared expenses.

   11.  Dividends From Subsidiaries and Statutory Financial Information

         Farm Family Casualty is restricted by law as to the amount of dividends it can pay without the approval of regulatory authorities. As of December 31, 1997, the maximum amount of dividends that can be paid by Farm Family Casualty without the prior approval of the New York State Insurance Department is $1.9 million.

         Net income and surplus of Farm Family Casualty, as determined in accordance with statutory accounting practices are as follows:


         ($ in thousands)                                                 1997             1996           1995
                                                                          ----             ----           ----
         Net income                                                    $17,081           $7,221         $6,735
         Surplus                                                        94,592           83,194         55,916

        The National Association of Insurance Commissioners ("NAIC") requires insurance companies to calculate and report risk based capital information under a set of formulas which measure statutory capital and surplus needs based on a regulatory definition of the risks in a company's mix of products and its balance sheet. As of December 31, 1997, Farm Family Casualty's total capital exceeds the threshold level of regulatory action, as defined by the NAIC.

   12.  Commitments, Contingencies and Uncertainties

         The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on its consolidated financial condition.
                  Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For the years ended December 31, 1997, 1996 and 1995, approximately 63%, 61% and 60%, respectively, of the Company's direct premiums were written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, despite the Company's reinsurance program designed to mitigate the impact of these factors.

         As a condition of its license to do business in various states, the Company is required to participate in a variety of mandatory residual market mechanisms (including mandatory pools) which provide certain insurance (most notably automobile insurance) to consumers who are otherwise unable to obtain such coverages from private insurers. The amount of future losses and assessments from residual market mechanisms can not be predicted with certainty and could have a material adverse effect on the Company's future results of operations.

         Pursuant to agreements between the Company and its agents and agency managers, subject to certain conditions including length of service and profitability, certain agents and agency managers are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded from commissions earned on the agent's or agency manager's book of business subsequent to the termination of the agent's association with the Company in accordance with the Company's agreement with the successor agents and agency managers. In the event that such commissions are insufficient to fund the extended earnings payments, the Company would be responsible for such payments. The aggregate outstanding amount of the extended earnings payments which former agents and agency managers are entitled to receive for a period of up to eight years subsequent to December 31, 1997 is $4,168,000.

         The Company is a party to Membership List Purchase Agreements with each of the state Farm Bureaus in the ten states in which it conducts business. The Membership List Purchase Agreements are for six years commencing on January 1, 1996. For the years ended December 31, 1997 and 1996, the Company paid a total of $600,000 and $571,000, respectively, to the Farm Bureaus pursuant to the Membership List Purchase Agreements. For the year ended December 31, 1995 the Company paid $547,000 to the Farm Bureaus under substantially similar Membership List Purchase Agreements in effect for 1995.

         At December 31, 1997, the Company had $1,422,000 of outstanding letters of credit. These letters of credit are issued to insurance companies that Farm Family Casualty has assumed reinsurance from and are domiciled in states where Farm Family Casualty is not licensed or authorized as a reinsurer.

         Many of the Company's existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many of these computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations . Therefore, the Company must also coordinate with other entities with which it interacts to ensure these entities are also addressing the Year 2000 issue. If not successfully addressed, the Year 2000 issue could have material adverse consequences on the Company. The Company has an on-going, enterprise-wide project to address its Year 2000 issues. During 1998, the Company will perform system-wide testing to support its plan of having policy administration systems Year 2000 compliant by December 31, 1998. Year 2000 work on remaining systems will continue through 1999. In addition, the Company has contacted other entities on which it relies to process and support its business. The Company will react to their plans to achieve Year 2000 compliance and will adjust operations as required. The Company believes it will successfully address its Year 2000 issues without material adverse consequences to the Company. However, there can be no assurance that other entities with which the Company interacts will achieve Year 2000 compliance or that the failure by such entities to achieve Year 2000 compliance would not have a material adverse effect on the Company.

   13.  Unaudited Interim Financial Information

                                                                           Quarter Ended
         ($ in thousands except per share data)         March 31    June 30      September 30     December 31
                                                        --------    -------      ------------     -----------
         1997
        Revenues                                          $39,519   $46,087           $43,482         $44,635
        Net income                                          3,056     7,220             4,077           4,151
        Per share:
          Net income before
             extraordinary item - Basic                     $0.58     $1.37             $0.78           $0.79
          Net income before
             extraordinary item - Diluted                   $0.58     $1.37             $0.77           $0.78
          Net income - Basic                                $0.58     $1.37             $0.78           $0.79
          Net income - Diluted                              $0.58     $1.37             $0.77           $0.78

         1996
        Revenues                                          $35,810   $36,106           $37,264         $37,817
        Net income before extraordinary item                  823     2,533             3,462           1,649
        Net income                                            302     1,637             3,336           1,649
        Per share:
          Net income before
             extraordinary item - Basic                     $0.27     $0.84             $0.75           $0.31
          Net income before
             extraordinary item - Diluted                   $0.27     $0.84             $0.75           $0.31
          Net income - Basic                                $0.10     $0.55             $0.72           $0.31
          Net income - Diluted                              $0.10     $0.55             $0.72           $0.31


   14.   Extraordinary Item and Non-Recurring Expenses

         During 1996, the Company incurred expenses of $1,543,000 related to the demutualization of Farm Family Mutual which the Company has identified as an extraordinary item. These expenses consisted primarily of printing, postage, and legal costs.

         Pursuant to the Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", the Company recorded a non-recurring expense of $765,000 which is net of an income tax benefit of $412,000, for the Company's share of the costs of a voluntary early retirement program offered to certain eligible employees in 1996. Eligibility for the program was based on age and years of service.
                  15.   Acquisition of Farm Family Life

         Farm Family Holdings entered into an Option Purchase Agreement with the shareholders of Farm Family Life pursuant to which Farm Family Holdings has, for a two-year period commencing on July 26, 1996, the option to acquire Farm Family Life subject to certain conditions. On February 26, 1998, the Board of Directors of Farm Family Holdings approved the exercise of the option to acquire Farm Family Life and its wholly owned subsidiary United Farm Family. Under the terms of the Option Purchase Agreement, Farm Family Holdings will pay an exercise price of $37.5 million to acquire Farm Family Life, consisting of $31.5 million of common stock of Farm Family Holdings, and $6 million stated value of 6-1/8% voting preferred stock of Farm Family Holdings. The proposed acquisition of Farm Family Life is subject to the approval of the shareholders of Farm Family Holdings and receipt of all required governmental approvals. Management expects that the acquisition of Farm Family Life will be brought to the shareholders of Farm Family Holdings for their approval in 1998.

   16.   Future Application of Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Comprehensive Income", ("Statement 130") which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 requires that an enterprise
         (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement 130 is effective for the fiscal years beginning after December 15, 1997. The Company will adopt Statement 130 in 1998.

                        Report of Independent Accountants



To the Shareholders and Board of Directors of Farm Family Holdings, Inc.

We have  audited the  accompanying  consolidated  balance  sheets of Farm Family
Holdings, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farm Family Holdings, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                  Coopers  & Lybrand L.L.P.


Albany, New York
February 13, 1998, except for Note 15, as to which the date is February 26, 1998



                           FARM FAMILY HOLDINGS, INC.
                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

         Subsidiaries                                                                               State

         Farm Family Financial Services, Inc. is a wholly owned subsidiary of  Farm Family
               Holdings, Inc.                                                                         NY

         Farm Family Casualty Insurance Company ("FFCIC") is a wholly owned subsidiary of
               Farm Family Holdings, Inc.                                                             NY

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
