Form 10-Q
period 1998-03-31
FARM FAMILY HOLDINGS INC
filed 1998-05-14
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998
                           Commission File No. 1-11941


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

The number of shares outstanding of the issuer's common stock as of May 13, 1998 is 5,253,813.

                           FARM FAMILY HOLDINGS, INC.

                                      INDEX



   Part I.   Financial Information

         Item 1. Financial Statements of Farm Family Holdings, Inc. (unaudited) Consolidated Balance Sheets
                  March 31, 1998 and December 31, 1997

                  Consolidated Statements of Income and Comprehensive Income Three months ended March 31, 1998 and 1997

                  Consolidated Statements of Cash Flow Three months ended March 31, 1998 and 1997

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

                                                                                (Unaudited)
                                                                              March 31, 1998  December 31, 1997
---------------------------------------------------------------------------------------------------------------
Assets
Investments:
     Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $250,002 in 1998 and $248,984 in 1997 )                    $259,956          $259,199
     Held to maturity, at amortized cost
        (Fair value: $8,949 in 1998 and $9,194 in 1997)                                8,602             8,855
   Equity securities
     Available for sale, at fair value
            (Cost: $3,363 in 1998 and 1997)                                            4,730             4,521
   Mortgage loans                                                                        745             1,660
   Other invested assets                                                                 544               553
   Short-term investments                                                             11,609             5,643
---------------------------------------------------------------------------------------------------------------
             Total investments                                                       286,186           280,431
---------------------------------------------------------------------------------------------------------------
Cash                                                                                   5,327             5,841
Insurance receivables:
   Reinsurance receivables                                                            15,630            12,343
   Premiums receivable, net                                                           31,912            28,141
Deferred acquisition costs                                                            13,401            12,613
Accrued investment income                                                              4,820             5,408
Deferred income tax asset, net                                                         1,435             1,469
Prepaid reinsurance premiums                                                             643             2,044
Receivable from affiliates, net                                                       18,191            17,786
Other assets                                                                           3,194             2,202
---------------------------------------------------------------------------------------------------------------
             Total Assets                                                           $380,739          $368,278
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
LIABILITIES aND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                 $163,498          $156,622
   Unearned premium reserve                                                           69,119            66,069
   Reinsurance premiums payable                                                        1,640             2,564
   Accrued expenses and other liabilities                                             12,116            11,828
   Debt                                                                                1,264             1,268
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       247,637           238,351
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock $.01 par value 1,000,000 shares authorized
         and no shares issued and outstanding                                              -                 -
    Common stock $.01 par value 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                      53                53
    Additional Paid in Capital                                                        98,140            98,140
    Retained earnings                                                                 27,550            24,342
    Accumulated other comprehensive income                                             7,359             7,392
---------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              133,102           129,927
---------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                             $380,739          $368,278
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
 See accompanying notes to Consolidated Financial Statements.



                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     ($ in thousands, except per share data)


                                                                                                (Unaudited)
                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                             1998           1997
-----------------------------------------------------------------------------------------------------------------

Revenues:
     Premiums                                                                             $42,815        $34,973
     Net investment income                                                                  4,767          4,416
     Realized investment gains  (losses), net                                                 126           (90)
     Other income                                                                             219            220
-----------------------------------------------------------------------------------------------------------------
                   Total revenues                                                          47,927         39,519
-----------------------------------------------------------------------------------------------------------------
Losses and Expenses:
     Losses and loss adjustment expenses                                                   32,139         24,697
     Underwriting expenses                                                                 11,213         10,090
     Interest expense                                                                          25             26
     Dividends to policyholders                                                                50             38
-----------------------------------------------------------------------------------------------------------------
             Total losses and expenses                                                     43,427         34,851
-----------------------------------------------------------------------------------------------------------------
Income before federal income tax expense                                                    4,500          4,668
Federal income tax expense                                                                  1,292          1,612
-----------------------------------------------------------------------------------------------------------------
             Net income                                                                     3,208          3,056
-----------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:

Unrealized holding gain (loss) arising during the period
 (net of deferred tax of ($53) and $1,632, respectively)                                      100        (3,031)
Reclassification adjustment for gains (losses) included in net income
 (net of tax expense (benefit) of $72 and ($19), respectively)                              (133)             36
-----------------------------------------------------------------------------------------------------------------

             Other comprehensive income                                                      (33)        (2,995)
-----------------------------------------------------------------------------------------------------------------

             Comprehensive income                                                          $3,175            $61
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Per Common Share:
       Basic earnings per common share                                                      $0.61          $0.58
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
       Diluted earnings per common share                                                    $0.61          $0.58
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
       Basic weighted average shares outstanding                                        5,253,813      5,253,813
-----------------------------------------------------------------------------------------------------------------
       Diluted weighted average shares outstanding                                      5,301,498      5,253,813
-----------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.



                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                                                                                        (Unaudited)
                                                                                                    For the Three Months
                                                                                                       Ended March 31,
                                                                                                     1998           1997
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                                         $3,208         $3,056
-------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income
     to net cash provided by operating activities:
    Realized investment (gains) losses                                                              (126)             90
    Amortization of bond discount                                                                      76             48
    Deferred income taxes                                                                              52          (160)
    Changes in:
         Reinsurance receivables                                                                  (3,287)            342
         Premiums receivable                                                                      (3,771)        (2,891)
         Deferred acquisition costs                                                                 (788)           (39)
         Accrued investment income                                                                    588            388
         Prepaid reinsurance premiums                                                               1,401          (447)
         Receivable from affiliates                                                                 (405)             54
         Other assets                                                                               (991)             57
         Reserves for losses and loss adjustment expenses                                           6,876          1,985
         Unearned premium reserve                                                                   3,050          2,198
         Reinsurance premiums payable                                                               (924)          1,418
         Accrued expenses and other liabilities                                                       288          1,700
-------------------------------------------------------------------------------------------------------------------------
            Total adjustments                                                                       2,039          4,743
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                               5,247          7,799
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTiNG ACTIVITIES:
Proceeds from sales:
    Fixed maturities available for sale                                                                 -          3,514
Investment collections:
    Fixed maturities available for sale                                                            14,553          3,303
    Fixed maturities held to maturity                                                                 239            207
    Mortgage loans                                                                                    915             20
Investment purchases:
    Fixed maturities available for sale                                                          (15,507)       (15,528)
    Fixed maturities held to maturity                                                                   -          (131)
    Equity securities                                                                                   -           (56)
Change in short-term investments, net                                                             (5,966)            784
Change in other invested assets                                                                         9          (125)
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                 (5,757)        (8,012)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Principal payments on debt                                                                            (4)           (11)
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                                     (4)           (11)
-------------------------------------------------------------------------------------------------------------------------
            Net decrease in cash                                                                    (514)          (224)
Cash, beginning of period                                                                           5,841          4,110
-------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                $5,327         $3,886
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.



Notes to Consolidated Financial Statements

     1.   Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiaries (collectively referred to as the "Company"). The primary subsidiary of Farm Family Holdings is Farm Family Casualty Insurance Company ("Farm Family Casualty"). The operations of the Company are closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life"), and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family").

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 1998, and the consolidated results of operations for the three months ended March 31, 1998 and 1997. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Comprehensive Income", which established standards for the reporting and disclosure of comprehensive income and its components, and restated prior period financial statements to conform to this reporting standard.

     2.  Earnings Per Share

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                           Three months ended March 31,
                                                                                                  1998             1997
                                                                                     -----------------------------------
         Net income available to common stockholders                                        $3,208,000       $3,056,000
                                                                                     -----------------------------------
         Weighted average number of  shares in basic earnings per share                      5,253,813        5,253,813
         Effect of stock options                                                                47,685              ---
                                                                                     -----------------------------------
         Weighted average number of shares in diluted earnings per share                     5,301,498        5,253,813
                                                                                     -----------------------------------
         Basic net income per share                                                              $0.61            $0.58
                                                                                     -----------------------------------
         Diluted net income per share                                                            $0.61            $0.58
                                                                                     -----------------------------------

     3.  Future Application of Accounting Standards

     In February of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for years beginning after December 15, 1997. SFAS 132 revises the disclosure requirements but does not change the measurement or recognition of pensions and other post retirement benefits. The adoption of SFAS 132 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.

     4.   Contingencies

     The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on its consolidated financial condition.

     Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For the three months ended March 31, 1998 and 1997, approximately 62% and 60%, respectively, of the Company's direct premiums were written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, despite the Company's reinsurance program designed to mitigate the impact of these factors.

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

     Pursuant to agreements between the Company and its agents and agency managers, subject to certain conditions including length of service and profitability, certain agents and agency managers are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded from commissions earned on the agent's or agency manager's book of business subsequent to the termination of the agent's association with the Company in accordance with the Company's agreement with the successor agents and agency managers. In the event that such commissions are insufficient to fund the extended earnings payments, the Company would be responsible for such payments. The aggregate outstanding amount of the extended earnings payments which former agents and agency managers are entitled to receive for a period of up to eight years subsequent to March 31, 1998 is $4,708,626.

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

     5.   Acquisition of Farm Family Life

     Farm Family Holdings entered into an Option Purchase Agreement with the shareholders of Farm Family Life pursuant to which Farm Family Holdings has, for a two-year period commencing on July 26, 1996, the option to acquire Farm Family Life subject to certain conditions. On February 26, 1998, the Board of Directors of Farm Family Holdings approved the exercise of the option to acquire Farm Family Life and its wholly owned subsidiary United Farm Family. Under the terms of the Option Purchase Agreement, Farm Family Holdings will pay an exercise price of $37.5 million to acquire Farm Family Life, consisting of $31.5 million of common stock of Farm Family Holdings, and $6 million stated value of 6-1/8% voting preferred stock of Farm Family Holdings, less certain expenses to be paid by Farm Family Life in the acquisition on behalf of the shareholders of Farm Family Life. The proposed acquisition of Farm Family Life is subject to the approval of the shareholders of Farm Family Holdings and receipt of all required governmental approvals. Management expects that the acquisition of Farm Family Life will be brought to the shareholders of Farm Family Holdings for their approval in 1998.

     The following unaudited pro forma consolidated financial information reflects the acquisition by the Company of Farm Family Life under the purchase method of accounting. The pro forma consolidated balance sheet combines balance sheets of the Company and Farm Family Life as of March 31, 1998, as if the acquisition had occurred as of March 31, 1998. The pro forma consolidated statements of income combines the operations of the Company and Farm Family Life for the year ended December 31, 1997 and the three months ended March 31, 1998 as if the acquisition had occurred on January 1, 1997

     The pro forma adjustment and pro forma combined amounts are provided for informational purposes only and are not necessarily indicative of the actual financial position or results of operations that would have been achieved had the acquisition been consummated at the dates indicated or of future results. The pro forma financial statements should be read in conjunction with the historical financial statements of the Company and Farm Family Life.

     The pro forma financial statements are based upon available information and certain assumptions that the Company believes are reasonable in the circumstances. The Company's preliminary allocation of purchase price was based upon the estimated fair value of assets acquired and liabilities assumed. The actual allocation will be based upon valuations as of the closing date of the acquisition and, accordingly, the final allocations will be different from the amounts herein.



                           Farm Family Holdings, Inc.
                 Unaudited Pro Forma Consolidated Balance Sheet
                                 March 31, 1998
                                ($ in thousands)
                                                                                                     Pro Forma
                                                             Farm Family        Farm Family         Adjustments
                                                               Holdings             Life           Dr.        Cr.     Pro Forma
                                                               --------             ----           ---        ---     ---------
ASSETS
Investments
   Fixed maturities
     Available for sale                                         $259,956          $698,929     $           $            $958,885
     Held to maturity, at amortized cost                           8,602                                                   8,602
   Equity securities                                               4,730            40,393                                45,123
   Mortgage loans                                                    745            13,361                                14,106
   Policy loans                                                                     29,386                                29,386
   Other invested assets                                             544               724                                 1,268
   Short-term investments                                         11,609             6,582                                18,191
                                                        -------------------------------------------------------------------------
        Total investments                                        286,186           789,375                             1,075,561
                                                        -------------------------------------------------------------------------

Cash                                                               5,327             1,378                                 6,705
Insurance receivables:
   Reinsurance receivables                                        15,630             1,960                                17,590
   Premiums receivable                                            31,912                               (D)     107        31,805
Deferred acquisition costs                                        13,401            30,661             (B)  30,661        13,401
Present value of future profits                                                            (B)  20,941                    20,941
Accrued investment income                                          4,820            12,765                                17,585
Property and equipment, net                                                         12,416 (B)   4,235                    16,651
Deferred income tax asset, net                                     1,435                                                   1,435
Prepaid reinsurance premiums                                         643                                                     643
Receivable from affiliates, net                                   18,191                               (D)  18,191             0
Other assets                                                       3,194             1,827             (A)     824         4,197
                                                        -------------------------------------------------------------------------
        Total Assets                                            $380,739          $850,382     $25,176     $49,783    $1,206,514
                                                        -------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Reserves for losses and loss adjustment expenses             $163,498         $             $           $            $163,498
   Future policy and contract benefits                                             216,619                               216,619
   Funds on deposit from policyholders                                             423,112 (B)   2,251                   420,861
   Unearned premium reserve                                       69,119                                                  69,119
   Accrued dividends to policyholders                                                5,023                                 5,023
   Reinsurance premiums payable                                    1,640                                                   1,640
   Deferred income tax liability                                                    33,780 (B)   1,133                    32,647
   Payable to affiliate                                                             18,298 (D)  18,298                         0
   Accrued expenses and other liabilities                         12,116             4,800             (B)     100        17,016
   Debt                                                            1,264                                                   1,264
   Participating policyholders' interest                                           109,125                               109,125
                                                        -------------------------------------------------------------------------
        Total liabilities                                        247,637           810,757      21,682         100     1,036,812
                                                        -------------------------------------------------------------------------

Commitments and contingencies

Mandatory redeemable preferred stock                                                                   (A)   5,856         5,856

Stockholders' equity:
   Common stock                                                       53             3,001 (C)   3,001 (A)       8            61
   Additional Paid in Capital                                     98,140                               (A)  30,736       128,876
   Retained earnings                                              27,550            34,931 (C)  34,931                    27,550
   Accumulated other comprehensive income                          7,359             1,693 (C)   1,693                     7,359
                                                        -------------------------------------------------------------------------
        Total stockholder's equity                               133,102            39,625      39,625      30,744       163,846
                                                        -------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                      $380,739          $850,382     $61,307     $36,700    $1,206,514
                                                        -------------------------------------------------------------------------

                                   See accompanying notes to unaudited pro forma consolidated balance sheet

                           Farm Family Holdings, Inc.
            Notes to Unaudited Pro Forma Consolidated Balance Sheet
                                 March 31, 1998
                                ($ in thousands)

(A) The following pro forma adjustments reflect the funding of the acquisition and consideration given ($37,500 less certain expenses currently estimated to be equal to approximately $900 to be paid by Farm Family Life in the acquisition on behalf of the selling stockholders)

     Series A Preferred stock                                           ($5,856)

     Unregistered   common  stock  issued   (824,650  shares
     issued, $.01 par value) in the acquisition  assuming an
     average  closing  price of $37 9/32 if the  closing had
     occurred on April 6, 1998. The actual  average  closing
     price and the actual  number of shares of Common  Stock
     that  will be issued to the  selling  stockholders  may
     vary significantly from these amounts.                                  (8)

     Paid in capital                                                    (30,736)

     Expenses relating to acquisition                                       824

(B) The following pro forma adjustments result from the allocation of the purchase price for the acquisition based on the fair value of the underlying net assets acquired.

     Assets
     ------

     Adjustment of carrying amount of properties occupied by
     Farm  Family  Life based on the  estimated  fair market
     value                                                               $4,235

     Elimination of historical  deferred  acquisition  costs            (30,661)

     Adjustment to record present value of future profits                20,941

     Liabilities
     -----------

     Adjustment  to reflect the net  deferred tax benefit of
     purchase accounting  adjustments using a statutory rate
     of 34%                                                               1,133

     Adjustment to record liability for Guaranty Funds                     (100)

     Adjustment of carrying  amount of funds on deposit from
     Policyholders based on fair market value                             2,251

(C)  Adjustment to eliminate Farm Family Life's stockholder's equity

(D)  Adjustment to eliminate intercompany balances



                           Farm Family Holdings, Inc.
              Unaudited Pro Forma Consolidated Statement of Income
                    For the three months ended March 31, 1998
                     ($ in thousands, except per share data)

                                                                                                   Pro Forma
                                                          Farm Family        Farm Family           Adjustments
                                                            Holdings             Life           Dr.          Cr.      Pro Forma
                                                            --------             ----           ---          ---      ---------
Revenues:
    Premiums from property/casualty operations                $42,815                 $0     $           $              $42,815
    Premiums from life and health operations                                       8,818                                  8,818
    Net investment income                                       4,767             13,889                                 18,656
    Realized investment gains (losses), net                       126                663                                    789
    Policy and contract charges                                                    1,167                                  1,167
    Other income                                                  219                264 (c)    217                         266
                                                        ------------------------------------------------------------------------
        Total revenues                                         47,927             24,801        217                      72,511
                                                        ------------------------------------------------------------------------
Losses, Benefits and Expenses:
    Losses and loss adjustment expenses                        32,139                469                                 32,608
    Benefits to policyholders                                                      9,228                                  9,228
    Underwriting & operating expenses                          11,213              1,994 (a)     37  (c)      217        13,027
    Non-recurring charges                                                             92                                     92
    Interest credited to policyholders                                             5,394                                  5,394
    Amortization of policy acquisition costs                                       1,782             (a)    1,782             0
    Amortization of present value of future profits                                      (a)    516                         516
    Interest expense                                               25                                                        25
    Dividends to policyholders                                     50                                                        50
                                                        ------------------------------------------------------------------------
        Total losses and expenses                              43,427             18,959        553         1,999        60,940
                                                        ------------------------------------------------------------------------
Income before federal income tax expense                        4,500              5,842        770         1,999        11,571
Federal income tax expense                                      1,292              1,957 (b)    417                       3,666
                                                        ------------------------------------------------------------------------
Income before participating policyholders' interest             3,208              3,885      1,187         1,999         7,905
Participating policyholders' interest                                              2,981 (a)  1,042  (a)      293         3,730
                                                        ------------------------------------------------------------------------
        Income before preferred stock dividends                 3,208                904      2,229         2,292         4,175
        Preferred stock dividends                                                        (a)     90                          90
                                                        ------------------------------------------------------------------------
        Income applicable to common shareholders               $3,208               $904     $2,319        $2,292         4,085
                                                        ------------------------------------------------------------------------
        Net Income per Common Share - Basic                     $0.61                                                     $0.67
                                                        --------------                                            --------------
        Net Income per Common Share - Diluted                   $0.61                                                     $0.67
                                                        --------------                                            --------------
        Weighted average shares - Basic                     5,253,813                                (d)  824,650     6,078,463
                                                        --------------                                            --------------
        Weighted average shares - Diluted                   5,301,498                                (d)  824,650     6,126,148
                                                        --------------                                            --------------

                               See accompanying notes to unaudited pro forma consolidated statements of income


                           Farm Family Holdings, Inc.
         Notes to Unaudited Pro Forma Consolidated Statements of Income
                    For the three months ended March 31, 1998
                    ($ in thousands, except per share data)

(a) Adjustment resulting from the allocation of the purchase price for the acquisition based on the estimated fair value of the underlying net assets are as follows:

     Additional  depreciation  expense incurred due to write
     up of  building  and a change in the useful life of the
     building to 20 years as of 1/1/97                                     $37

     Adjustment   to  reverse   amortization   of   deferred
     acquisition costs                                                   (1,782)

     Participating  policyholders'  share of amortization of
     deferred acquisition costs, net of taxes at a statutory
     rate of 34%                                                          1,042

     Adjustment to record  amortization  of present value of
     future profits                                                         516

     Participating  policyholders'  share of amortization of
     present  value  of  future  profits  net of  taxes at a
     statutory rate of 34%                                                 (293)

     Series A Preferred  stock  dividends on estimated  fair
     value of $5,856 of preferred  stock at a rate of 6 1/8%
     per annum                                                               90


(b)  Adjustment to reflect the federal  income tax effect of
     item (a) above using statutory rate of 34%                             417

(c)  Adjustment to eliminate intercompany balances                          217

(d)  Adjustment to reflect  estimated  additional  shares of common  stock  issued in the  acquisition  assuming  an
     average  closing  price of $37 9/32 if the  closing had
     occurred on April 6, 1998. The actual  average  closing
     price and the actual  number of shares of common  stock
     that  will be issued to the  selling  stockholders  may
     vary significantly from these amounts.                             824,650



                 Farm Family Holdings, Inc.
    Unaudited Pro Forma Consolidated Statement of Income
            For the year ended December 31, 1997
           ($ in thousands, except per share data)

                                                                                                    Pro Forma
                                                              Farm Family       Farm Family        Adjustments
                                                                Holdings           Life           Dr.         Cr.    Pro Forma
                                                                --------           ----           ---         ---    ---------
Revenues:
     Premiums from property/casualty operations                  $149,220           $9,020     $           $           $158,240
     Premiums from life and health operations                                       33,356                               33,356
     Net investment income                                         18,077           54,964                               73,041
     Realized investment gains (losses), net                        5,406            2,914                                8,320
     Policy and contract charges                                                     5,041                                5,041
     Other income                                                   1,020            1,153 (c)     808                    1,365
                                                           ---------------------------------------------------------------------
         Total revenues                                           173,723          106,448         808                  279,363
                                                           ---------------------------------------------------------------------

Losses, Benefits and Expenses:
     Losses and loss adjustment expenses                          103,301            9,975                              113,276
     Benefits to policyholders                                                      31,568                               31,568
     Underwriting & operating expenses                             41,787            7,747 (a)     158 (c)      808      48,884
     Non-recurring charges                                                             707                                  707
     Interest credited to policyholders                                             24,282                               24,282
     Amortization of policy acquisition costs                                        6,852             (a)    6,852           0
     Amortization of present value of future profits                                       (a)   2,233                    2,233
     Interest expense                                                 102                                                   102
     Dividends to policyholders                                       282                                                   282
                                                           ---------------------------------------------------------------------
         Total losses and expenses                                145,472           81,131       2,391        7,660     221,334
                                                           ---------------------------------------------------------------------
Income before federal income tax expense                           28,251           25,317       3,199        7,660      58,029
Federal income tax expense                                          9,747            8,548 (b)   1,517                   19,812
                                                           ---------------------------------------------------------------------
Income before participating policyholders' interest                18,504           16,769       4,716        7,660      38,217
Participating policyholders' interest                                               13,429 (a)   3,956 (a)    1,273      16,112
                                                           ---------------------------------------------------------------------
         Income before preferred stock dividends                   18,504            3,340       8,672        8,933      22,105
         Series A Preferred stock dividends                                                (a)     359                      359
                                                           ---------------------------------------------------------------------
         Income applicable to common shareholders                 $18,504           $3,340      $9,031       $8,933      21,746
                                                           ---------------------------------------------------------------------
         Net Income per Common Share - Basic                        $3.52                                                 $3.58
                                                           ---------------                                          ------------
         Net Income per Common Share - Diluted                      $3.51                                                 $3.57
                                                           ---------------                                          ------------
         Weighted average shares - Basic                        5,253,813                              (d)  824,650   6,078,463
                                                           ---------------                                          ------------
         Weighted average shares - Diluted                      5,270,947                              (d)  824,650   6,095,597
                                                           ---------------                                          ------------


                               See accompanying notes to unaudited pro forma consolidated statements of income

                 Farm Family Holdings, Inc.
 Notes to Unaudited Pro Forma Consolidated Statements of Income
            For the year ended December 31, 1997
           ($ in thousands, except per share data)

(a) Adjustment resulting from the allocation of the purchase price for the Acquisition based on the estimated fair value of the underlying net assets are as follows:

     Additional  depreciation  expense incurred due to write
     up of  building  and a change in the useful life of the
     building to 20 years as of 1/1/97                                     $158

     Adjustment   to  reverse   amortization   of   deferred
     acquisition costs                                                   (6,852)

     Participating  policyholders'  share of amortization of
     deferred acquisition costs, net of taxes at a statutory
     rate of 34%                                                          3,956

     Adjustment to record  amortization  of present value of
     future profits                                                       2,233

     Participating  policyholders'  share of amortization of
     present  value  of  future  profits  net of  taxes at a
     statutory rate of 34%                                               (1,273)

     Series A Preferred  stock  dividends on estimated  fair
     value of $5,856 of preferred  stock at a rate of 6 1/8%
     per annum                                                              359

(b)  Adjustment to reflect the federal  income tax effect of
     item (a) above using statutory rate of 34%                           1,517

(c)  Adjustment to eliminate intercompany balances                          808

(d)  Adjustment to reflect  estimated  additional  shares of
     Common  Stock  issued in the  acquisition  assuming  an
     average  closing  price of $37 9/32 if the  closing had
     occurred on April 6, 1998. The actual  average  closing
     price and the actual  number of shares of common  Stock
     that  will be issued to the  selling  stockholders  may
     vary significantly from these amounts.                             824,650

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiaries (collectively referred to as the "Company"). The primary subsidiary of Farm Family Holdings is Farm Family Casualty Insurance Company ("Farm Family Casualty"). The operations of the Company are closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life"), and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family").

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

For the three month periods ended March 31, 1998 and 1997, 33.2% and 36.3%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 28.4% and 23.8%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

Safe Harbor  Statement  under The Private  Securities  Litigation  Reform Act of
1995:
--------------------------------------------------------------------------------
With exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-Q include, but are not limited to, statements with respect to the Company's potential acquisition of Farm Family Life, the impact of the potential acquisition of Farm Family Life on the earnings and shareholder value of the Company, projections of revenue, earnings, capital structure and other financial items, statements of the plans and objectives of the Company or its management, and statements of future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. The forward-looking statements in this Form 10-Q are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the results of operations of the Company and Farm Family Life, fluctuations in the market value of shares of the Company's common stock, the satisfaction of the closing conditions set forth in the Amended and Restated Option Purchase Agreement (which conditions include, but are not limited to, the approval of the Company's shareholders and receipt of all required government approvals), exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, factors relating to the Company's ability to successfully address its Year 2000 issues and other risks listed from time to time in the Company's Securities and Exchange Commission filings, including the Form 10-K filed for the fiscal year ended December 31, 1997 and the Prospectus dated July 22, 1996. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-Q.


Results of Operations
---------------------
The Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

Premiums
--------
Premium revenue increased $7.8 million or 22.4%, during the three months ended March 31, 1998 to $42.8 million from $35.0 million for the same period in 1997. The increase in premium revenue in 1998 resulted from an increase of $5.9 million in earned premiums on additional business directly written by the Company, and an increase of $0.1 million in earned premiums from assumed business and a decrease of $1.8 million in earned premiums ceded to reinsurers and not retained by the Company. The $5.9 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $4.8 million, or 15.6%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package), as well as an increase of $0.7 million in earned premiums from the Company's workers' compensation business. The Company has approximately 158,600 total policies in force. The number of policies in force related to the Company's primary products increased by 11.7% to approximately 130,600 as of March 31, 1998 from approximately 116,900 as of March 31, 1997 and the average premium earned for each such policy increased by 3.4% during the three months ended March 31, 1998 compared to the same period in 1997. Net written premiums increased 28.9% to $47.4 million for the three months ended March 31, 1998 compared to $36.7 million for the same period in 1997. The increase in net written premiums is primarily attributable to the growth in direct writings to customers, a decrease in written premium ceded to reinsurers and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings came from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, and Rhode Island. In addition, direct writings of all the Company's primary products, particularly personal automobile, increased during the first quarter of 1998.

Net Investment Income
---------------------
Net investment income increased $0.4 million or 7.9% to $4.8 million for the three months ended March 31, 1998 from $4.4 million for the same period in 1997. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $44.3 million, or 18.8% from March 31, 1998 compared to March 31, 1997. The return realized on the Company's cash and investments was 6.9% for the three months ended March 31, 1998 and 7.5% for the same period in 1997. The reduction in the return realized on the Company's cash and invested assets is primarily attributable to an increase in investment in tax-exempt bonds which provide for a larger after tax return.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $7.4 million, or 30.1%, to $32.1 million for the three months ended March 31, 1998 from $24.7 million for the same period in 1997. Loss and loss adjustment expenses were 75.1% of premium revenue for the three months ended March 31, 1998 compared to 70.6% of premium revenue for the same period in 1997. The increase in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the increase in weather related losses during the first three months of 1998. Losses believed to be weather related aggregated $4.1 million in the three months ended March 31, 1998 compared to $2.1 million for the same period in 1997. The increase in weather related losses was primarily attributable to severe ice storms which impacted the upstate New York and Maine territories in which the Company writes business.

Underwriting Expenses
---------------------
Underwriting expenses increased $1.1 million, or 11.1%, to $11.2 million for the three months ended March 31, 1998 from $10.1 million for the same period in 1997. For the three months ended March 31, 1998, underwriting expenses were 26.2% of premium revenue compared to 28.9% for the same period in 1997. The decrease in underwriting expenses as a percent of premium revenue was primarily attributable to a greater relative increase in the Company's premium revenue than in the level of overhead expenses, as well as the continuation of a company-wide expense management program.

Federal Income Tax Expense
--------------------------
Federal income tax expense decreased $0.3 million to $1.3 million in 1998 from $1.6 million in 1997. Federal income tax expense was 28.7% of income before federal income tax expense for the three months ended March 31, 1998 compared to 34.5% for the same period in 1997.

Net Income
----------
Net income increased $0.1 million to $3.2 million for the three months ended March 31, 1998 from $3.1 million for the same period in 1997 primarily as a result of the foregoing factors.

Liquidity and Capital Resources
-------------------------------
Net cash provided by operating activities was $5.2 million and $7.8 million during the three month periods ended March 31, 1998 and 1997, respectively. The decrease in net cash provided by operating activities during the three months ended March 31, 1998 was primarily attributable to an increase of $2.6 million of loss and loss adjustment expenses paid to $25.3 million from $22.7 million for the three months ended March 31, 1998 and 1997, respectively.

Net cash used in investing activities was $5.8 million during the three months ending March 31, 1998 compared to $8.0 million for the same period in 1997 primarily as a result of an increase in investment collections from fixed maturities, which was partially offset by an increase in short-term investments by the Company.

The Company has in place unsecured lines of credit with two banks under which it may borrow up to $12.0 million. At March 31, 1998, no amounts were outstanding on either of the lines of credit. In addition, at March 31, 1998, Farm Family Casualty had $1.3 million principal amount of surplus notes outstanding. The surplus notes bear interest at the rate of eight percent per annum and have no maturity date. Farm Family Casualty redeemed all of the surplus notes on April 1, 1998.

Future Application of Accounting Standards
------------------------------------------
In February of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for years beginning after December 31, 1997. SFAS 132 revises the disclosure requirements but does not change the measurement or recognition of pensions and other post retirement benefits. The adoption of SFAS 132 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.



Item 6:        Exhibits and Reports on Form 8-K

                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


Exhibit Number       Document Description

*2.1 Plan of Reorganization and Conversion dated February 14, 1996 as amended by Amendment No. 1, dated April 23, 1996

*3.1                 Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2                 Bylaws of Farm Family Holdings, Inc.


*Incorporated by reference to Registration Statement No. 333-4446

Reports on Form 8-K

        A report on Form 8-K was filed on January 28, 1998 reporting a press release issued announcing that a committee of its independent directors and a committee representing the shareholders of Farm Family Life negotiated a revision of the form of consideration to be paid, under the Option Purchase Agreement pursuant to which Farm Family Holdings has an option of acquire Farm Family Life.

         A report on Form 8-K was filed on February 27, 1998 reporting a press release issued announcing the Company's operating results for the quarter ended and the year ended December 31, 1997.

No financial statements were filed with either Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FARM FAMILY HOLDINGS, INC.
                                  (Registrant)




May 14, 1998    By: /s/ Philip P. Weber
------------    ----------------------------------------------------------------
   (Date)       Philip P. Weber, President & Chief Executive Officer
                             (Principal Executive Officer)




May 14, 1998    By: /s/ Timothy A. Walsh
------------    ----------------------------------------------------------------
   (Date)       Timothy A. Walsh, Executive Vice President - Finance & Treasurer
                        (Principal Financial & Accounting Officer)