Form 10-Q
period 1998-06-30
FARM FAMILY HOLDINGS INC
filed 1998-08-14
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998
                           Commission File No. 1-11941


                           FARM FAMILY HOLDINGS, INC.
                    A Delaware Corporation IRS No. 14-1789227

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the issuer's common stock as of August 13, 1998 is 5,253,813.

                           FARM FAMILY HOLDINGS, INC.

                                      INDEX



   Part I.   Financial Information

         Item 1. Financial Statements of Farm Family Holdings, Inc. (unaudited) Consolidated Balance Sheets - (see Note 1)
                  June 30, 1998 and December 31, 1997

                  Consolidated Statements of Income and Comprehensive Income - (see Note 1)
                  Three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997

                  Consolidated Statements of Cash Flow - (see Note 1) Six months ended June 30, 1998 and 1997

                  Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  Part II.   Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

ITEM 1


                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (see Note 1)
                                ($ in thousands)

                                                                               (Unaudited)
                                                                              June 30, 1998  December 31, 1997
---------------------------------------------------------------------------------------------------------------
Assets
Investments:
     Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $259,404 in 1998 and $248,984 in 1997 )                    $269,825          $259,199
     Held to maturity, at amortized cost
        (Fair value: $8,949 in 1998 and $9,194 in 1997)                                8,471             8,855
   Equity securities
     Available for sale, at fair value
            (Cost: $3,363 in 1998 and 1997)                                            4,841             4,521
   Mortgage loans                                                                        728             1,660
   Other invested assets                                                                 458               553
   Short-term investments                                                              8,172             5,643
---------------------------------------------------------------------------------------------------------------
             Total investments                                                       292,495           280,431
---------------------------------------------------------------------------------------------------------------
Cash                                                                                   5,523             5,841
Insurance receivables:
   Reinsurance receivables                                                            17,513            12,343
   Premiums receivable, net                                                           33,472            28,141
Deferred acquisition costs                                                            13,437            12,613
Accrued investment income                                                              5,351             5,408
Deferred income tax asset, net                                                         1,881             1,469
Prepaid reinsurance premiums                                                             505             2,044
Receivable from affiliates, net                                                       17,690            17,786
Other assets                                                                           3,404             2,202
---------------------------------------------------------------------------------------------------------------
             Total Assets                                                           $391,271          $368,278
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
LIABILITIES aND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                 $168,411          $156,622
   Unearned premium reserve                                                           72,650            66,069
   Reinsurance premiums payable                                                        2,122             2,564
   Accrued expenses and other liabilities                                             11,735            11,828
   Debt                                                                                    -             1,268
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       254,918           238,351
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock $.01 par value 1,000,000 shares authorized
         and no shares issued and outstanding                                              -                 -

    Common stock $.01 par value 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                      53                53
    Additional Paid in Capital                                                        98,140            98,140
    Retained earnings                                                                 30,428            24,342
    Accumulated other comprehensive income                                             7,732             7,392
---------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              136,353           129,927
---------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                             $391,271          $368,278
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
 See accompanying notes to Consolidated Financial Statements.


                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (see Note 1)
                     ($ in thousands, except per share data)

                                                                                          (Unaudited)              (Unaudited)
                                                                                       Three Months Ended       Six Months Ended
                                                                                            June 30,                 June 30,
                                                                                        1998         1997        1998       1997
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
     Premiums                                                                           $44,929      $35,761    $87,744     $70,734
     Net investment income                                                                4,751        4,510      9,518       8,926
     Realized investment gains, net                                                         216        5,551        342       5,461
     Other income                                                                           264          265        483         485
------------------------------------------------------------------------------------------------------------------------------------
                   Total revenues                                                        50,160       46,087     98,087      85,606
------------------------------------------------------------------------------------------------------------------------------------
Losses and Expenses:
     Losses and loss adjustment expenses                                                 33,988       25,023     66,127      49,720
     Underwriting expenses                                                               11,868       10,107     23,081      20,197
     Interest expense                                                                         -           26         25          52
     Dividends to policyholders                                                               5           74         55         112
------------------------------------------------------------------------------------------------------------------------------------
             Total losses and expenses                                                   45,861       35,230     89,288      70,081
------------------------------------------------------------------------------------------------------------------------------------
Income before federal income tax expense                                                  4,299       10,857      8,799      15,525
Federal income tax expense                                                                1,421        3,637      2,713       5,249
------------------------------------------------------------------------------------------------------------------------------------
             Net income                                                                   2,878        7,220      6,086      10,276
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:

Unrealized holding gain (loss) arising during the period
 (net of deferred tax of ($236), ($1,600), ($290) and $32, respectively)                    438        2,972        538        (59)
Reclassification adjustment for gains (losses) included in net income
 (net of tax expense (benefit) of $35, $1,800, $107 and $1,781, respectively)               (65)      (3,343)      (198)     (3,307)
------------------------------------------------------------------------------------------------------------------------------------

             Other comprehensive income                                                     373         (371)        340     (3,366)
------------------------------------------------------------------------------------------------------------------------------------

             Comprehensive income                                                        $3,251       $6,849     $6,426      $6,910
------------------------------------------------------------------------------------------------------------------------------------

Per Common Share:
       Basic earnings per common share                                                    $0.55        $1.37      $1.16       $1.96
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
       Diluted earnings per common share                                                  $0.54        $1.37      $1.15       $1.96
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
       Basic weighted average shares outstanding                                      5,253,813    5,253,813  5,253,813   5,253,813
------------------------------------------------------------------------------------------------------------------------------------
       Diluted weighted average shares outstanding                                    5,313,386    5,253,813  5,307,442   5,253,813
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.


                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (see Note 1)
                                ($ in thousands)
                                                                                                       (Unaudited)
                                                                                                    For the Six Months
                                                                                                       Ended June 30,
                                                                                                     1998           1997
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                                         $6,086        $10,276
-------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income
              to net cash provided by operating activities:
    Realized investment gains                                                                        (342)        (5,461)
    Amortization of bond discount                                                                     145             95
    Deferred income taxes                                                                            (596)          (507)
    Changes in:
         Reinsurance receivables                                                                   (5,170)          (860)
         Premiums receivable                                                                       (5,331)        (7,527)
         Deferred acquisition costs                                                                  (824)        (1,192)
         Accrued investment income                                                                     57           (391)
         Prepaid reinsurance premiums                                                               1,539           (417)
         Receivable from affiliates                                                                    96            205
         Other assets                                                                              (1,202)          (512)
         Reserves for losses and loss adjustment expenses                                          11,789          5,019
         Unearned premium reserve                                                                   6,581          9,364
         Reinsurance premiums payable                                                                (442)         1,557
         Accrued expenses and other liabilities                                                       (93)         2,371
-------------------------------------------------------------------------------------------------------------------------
            Total adjustments                                                                       6,207          1,744
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                              12,293         12,020
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTiNG ACTIVITIES Proceeds from sales:
    Fixed maturities available for sale                                                               408          3,514
    Equity securities                                                                                   -          5,954
Investment collections:
    Fixed maturities available for sale                                                            22,925          7,334
    Fixed maturities held to maturity                                                                 367            569
    Mortgage loans                                                                                    932             41
Investment purchases:
    Fixed maturities available for sale                                                           (33,541)       (26,880)
    Equity securities                                                                                   -         (1,038)
Change in short-term investments, net                                                              (2,529)          (121)
Change in other invested assets                                                                        95            (62)
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                 (11,343)       (10,689)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Principal payments on debt                                                                         (1,268)           (19)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                                  (1,268)           (19)
-------------------------------------------------------------------------------------------------------------------------
            Net decrease in cash                                                                     (318)         1,312
Cash, beginning of period                                                                           5,841          4,110
-------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                $5,523         $5,422
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Accounting for Extended Earnings Program

     The Company's extended earnings program (the "Program") provides eligible agents with monthly extended earnings payments for a period of up to eight years after the termination of their association with the Company. Since the establishment of the Program in 1986, these payments have been funded entirely from the commissions earned by successor agents who were assigned the right to service the book of business formerly serviced by an eligible agent. In the event that such commissions were insufficient to fund these extended earnings payments, the Company would be responsible for such payments. In accordance with the accounting policy followed by the Company since the inception of the Program, the Company considered its obligation to be a contingent liability and disclosed the nature and amount of such contingent liability in the notes to its consolidated financial statements (see Note 5).

     The Company plans to implement the guidance of Statement of Financial Accounting Standards No. 112 ("FAS 112") to account for the Program. As a result, the Company intends to restate certain previously issued financial statements to record a liability for the Program. Although the Company has not yet finalized the calculation of this liability, the following table presents the Company's current estimate of the impact of such restatement on the Company's consolidated financial statements:

     (Dollars in thousands, except per share data)

                                                               June 30, 1998          December 31, 1997
                                                               -------------          -----------------
                                                          Currently    Restated     Currently    Restated
                                                           Reported   (Estimate)     Reported   (Estimate)
         Balance Sheet:
             Deferred income tax asset, net                    $1,881      $3,707      $1,469      $3,256
             Total assets                                     391,271     393,097     368,278     370,065
             Accrued expenses and other liabilities            11,735      18,807      11,828      17,930
             Total liabilities                                254,918     261,990     238,351     244,453
             Stockholders' equity                             136,353     131,107     129,927     125,612
             Total liabilities and stockholders' equity       391,271     393,097     368,278     370,065


                                             For the three months ended June 30,              For the six months ended June 30,
                                             -----------------------------------              ---------------------------------
                                                  1998                  1997                      1998                  1997
                                           -------------------   -------------------      -------------------   -------------------
                                          Currently   Restated  Currently   Restated     Currently   Restated  Currently   Restated
                                           Reported  (Estimate)  Reported  (Estimate)     Reported  (Estimate)  Reported  (Estimate)
                                           --------  ----------  --------  ----------     --------  ----------  --------  ----------
         Statements of Income:
             Underwriting expenses           $11,868    $11,926    $10,107    $10,119       $23,081    $23,210    $20,197    $20,243
             Federal income tax expense        1,421      1,402      3,637      3,633         2,713      2,673      5,249      5,233
             Net income                        2,878      2,839      7,220      7,212         6,086      5,997     10,276     10,246
         Per share data:
             Net income-Basic                  $0.55      $0.54      $1.37      $1.37         $1.16      $1.14      $1.96      $1.95
             Net income-Diluted                $0.54      $0.53      $1.37      $1.37         $1.15      $1.13      $1.96      $1.95

     Since the Company's calculation of the FAS 112 liability is not yet finalized, the actual impact of the restatement may differ from the estimated impact illustrated in the tables above. The Company has not restated any previously issued financial statements, nor made any provision for this potential restatement in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company believes the calculation of its liability pursuant to FAS 112 will be completed in the near future. At that time, the Company intends to restate previously issued financial statements.

2.   Summary of Significant Accounting Policies

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 1998, and the consolidated results of operations for the three months and the six months ended June 30, 1998 and 1997, except for any adjustments related to the Company's planned implementation of FAS 112 to account for its extended earnings program (See Note 1). The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Comprehensive Income", which established standards for the reporting and disclosure of comprehensive income and its components, and restated prior period financial statements to conform to this reporting standard.

3.   Earnings Per Share

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                        Three months                  Six months
                                                                                       ended June 30,                ended June 30,
                                                                                       --------------                --------------
                                                                                     1998         1997           1998          1997
                                                                                     ----         ----           ----          ----
    Net income available to common stockholders                                $2,878,000   $7,220,000     $6,086,000   $10,276,000
                                                                            --------------------------------------------------------
    Weighted average number of  shares in basic earnings per share              5,253,813    5,253,813      5,253,813     5,253,813
    Effect of stock options                                                        59,573          ---         53,629           ---
                                                                            --------------------------------------------------------
    Weighted average number of shares in diluted earnings per share             5,313,386    5,253,813      5,307,442     5,253,813
                                                                            --------------------------------------------------------
    Basic net income per share                                                      $0.55        $1.37          $1.16         $1.96
                                                                            --------------------------------------------------------
    Diluted net income per share                                                    $0.54        $1.37          $1.15         $1.96
                                                                            --------------------------------------------------------

4.   Future Application of Accounting Standards

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information," effective for years beginning after December 15, 1997. The adoption of SFAS 131 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is evaluating the impact this statement may have on the Company's financial statements.

5.   Contingencies

     The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on its consolidated financial condition.

     Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For the six months ended June 30, 1998 and 1997, approximately 62% of the Company's direct premiums were written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, despite the Company's reinsurance program designed to mitigate the impact of these factors.

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

     Pursuant to agreements between the Company and its agents and agency managers, subject to certain conditions including length of service and profitability, certain agents and agency managers are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded from commissions earned on the agent's or agency manager's book of business subsequent to the termination of the agent's association with the Company in accordance with the Company's agreement with the successor agents and agency managers. In the event that such commissions are insufficient to fund the extended earnings payments, the Company would be responsible for such payments. The aggregate outstanding amount of the extended earnings payments which former agents and agency managers are entitled to receive for a period of up to eight years subsequent to June 30, 1998 is approximately $4,500,000 (see Note 1).

     Many computer programs upon which the Company relies were created using only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many of these computer applications could fail or produce erroneous results by or at the beginning of the year 2000. The Company's overall plan for dealing with the Year 2000 problem covers Information Technology ("IT") systems, non-IT systems, and third party providers. The Company has established a dedicated Year 2000 team to lead the Company's activities relating to its Year 2000 issues. The Company's current state of readiness with respect to each of these elements is discussed below.

     All IT systems that the Company considers to be critical at this time have been evaluated for Year 2000 problems. Management of the Company believes that these systems will have been diagnosed, modified and tested by the end of 1998. The Company is currently testing the operation of IT systems working together in an integrated test environment that replicates the Company's live environment. This test exercises software and hardware using dates advanced to Year 2000 and beyond. There can be no assurances that testing will discover all potential Year 2000 problems or that it will not reveal additional material problems that will have to be resolved.

     Non-IT systems typically include embedded technology such as microcontrollers. The Company's non-IT systems include machinery and equipment in its buildings, such as elevators, telephone equipment, HVAC, security and alarm systems, copiers, fax machines, and print shop/mail room equipment. The Company is reviewing these systems for Year 2000 compliance with the third party providers the Company uses to service and maintain this equipment.

     The Company uses a variety of third party providers in the normal course of conducting its day to day operations. Year 2000 problems may result in a loss of service from these providers. The Company believes loss of electric power, phone, banking, mail or certain outsourced processing services could have an immediate and critical adverse material impact on the Company's operations. The Company is contacting each of its third party providers to determine if the provider is Year 2000 compliant. If a provider is not currently Year 2000 compliant, and its plans to become Year 2000 compliant are uncertain, then the Company intends to seek other providers.

     The Company's incremental costs to address the Year 2000 issues did not have a material impact on the Company's operations in 1997 or during the six months ended June 30, 1998, and are not expected to have a material impact in the remainder of 1998 or 1999.

     The work of finding, correcting and testing the Company's software for Year 2000 issues has been done primarily by the Company's existing IT staff. Correction of Year 2000 issues is a high priority project and other IT projects have been deferred due to Year 2000 efforts; however, the Company does not believe the deferral of other IT projects has had a material effect on financial condition or results of operations in 1997 or during the six months ended June 30, 1998. The Company's IT staff has continued to work on other high priority projects concurrent with the Year 2000 project.

     The Company believes that its most reasonably likely worst case Year 2000 scenario will include these elements: (1) one or more of the Company's third party providers will be unable to provide the services expected, and
     (2) one or more parts of the Company's processing software will operate incorrectly. The Company believes that its testing of its critical hardware and software will reveal any significant Year 2000 problems, that such problems will be capable of remediation, and that the Company's software and hardware will perform substantially as planned when Year 2000 processing begins.

     Because of the progress which has been made toward achieving Year 2000 compliance, the Company has not made specific contingency plans. If adverse development of the Company's plans or knowledge of outside providers' non-compliance becomes evident, the Company will develop and implement contingency plans as required. Despite the Company's efforts to address its Year 2000 issues, there can be no assurances that Year 2000 related failures of the Company's software, or that Year 2000 related failures by third parties with which the Company interacts, will not have a material adverse effect on the Company.

6.   Acquisition of Farm Family Life

     Farm Family Holdings entered into an Option Purchase Agreement with the shareholders of Farm Family Life pursuant to which Farm Family Holdings had, for a two-year period commencing on July 26, 1996, the option to acquire Farm Family Life subject to certain conditions. On February 26, 1998, the Board of Directors of Farm Family Holdings approved the exercise of the option to acquire Farm Family Life and its wholly owned subsidiary United Farm Family. Under the terms of the Option Purchase Agreement, Farm Family Holdings will pay an exercise price of $37.5 million to acquire Farm Family Life, consisting of $31.5 million of common stock of Farm Family Holdings, and $6 million stated value of 6-1/8% voting preferred stock of Farm Family Holdings, less certain expenses to be paid by Farm Family Life in the acquisition on behalf of the shareholders of Farm Family Life. The proposed acquisition of Farm Family Life is subject to the approval of the shareholders of Farm Family Holdings and receipt of all required governmental approvals. Management expects that the acquisition of Farm Family Life will be brought to the shareholders of Farm Family Holdings for their approval in 1998.

     The following unaudited pro forma consolidated financial information reflects the acquisition by the Company of Farm Family Life under the purchase method of accounting. The pro forma consolidated balance sheet combines balance sheets of the Company and Farm Family Life as of June 30, 1998, as if the acquisition had occurred as of June 30, 1998. The pro forma consolidated statements of income combines the operations of the Company and Farm Family Life for the six months ended June 30, 1998 and for the year ended December 31, 1997 as if the acquisition had occurred on January 1, 1997.

     The pro forma adjustment and pro forma combined amounts are provided for informational purposes only and are not necessarily indicative of the actual financial position or results of operations that would have been achieved had the acquisition been consummated at the dates indicated or of future results. The pro forma financial statements should be read in conjunction with the historical financial statements of the Company and Farm Family Life (see Note 1).

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



              Farm Family Holdings, Inc.
    Unaudited Pro Forma Consolidated Balance Sheet
                     June 30, 1998
                   ($ in thousands)
                                                                                                  Pro Forma
                                                         Farm Family    Farm Family              Adjustments
                                                          Holdings          Life            Dr.             Cr.     Pro Forma
                                                          --------          ----            ---             ---     ---------
ASSETS
Investments
   Fixed maturities
     Available for sale                                      $269,825         $707,719    $               $           $977,544
     Held to maturity, at amortized cost                        8,471                                                    8,471
   Equity securities                                            4,841           41,121                                  45,962
   Mortgage loans                                                 728           13,259                                  13,987
   Policy loans                                                                 29,842                                  29,842
   Other invested assets                                          458              624                                   1,082
   Short-term investments                                       8,172            5,082                                  13,254
                                                        -----------------------------------------------------------------------
        Total investments                                     292,495          797,647                               1,090,142
                                                        -----------------------------------------------------------------------

Cash                                                            5,523              525                                   6,048
Insurance receivables:
   Reinsurance receivables                                     17,513              810                                  18,323
   Premiums receivable                                         33,472                                 (D)      102      33,370
Deferred acquisition costs                                     13,437           28,374                (B)   28,374      13,437
Present value of future profits                                                        (B)  18,229                      18,229
Accrued investment income                                       5,351           13,491                                  18,842
Property and equipment, net                                                     12,262 (B)   4,281                      16,543
Deferred income tax asset, net                                  1,881                                                    1,881
Prepaid reinsurance premiums                                      505                                                      505
Receivable from affiliates, net                                17,690                                 (D)   17,690           0
Other assets                                                    3,404            2,189 (E)     247    (A)    1,400       4,440
                                                        -----------------------------------------------------------------------
        Total Assets                                         $391,271         $855,298     $22,757        $47,566   $1,221,760
                                                        -----------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Reserves for losses and loss adjustment expenses          $168,411        $            $               $           $168,411
   Future policy and contract benefits                                         215,977                                 215,977
   Funds on deposit from policyholders                                         420,579 (B)   2,209                     418,370
   Unearned premium reserve                                    72,650               12                                  72,662
   Accrued dividends to policyholders                                            5,683                                   5,683
   Reinsurance premiums payable                                 2,122                                                    2,122
   Deferred income tax liability                                                36,754 (B)   1,276                      35,478
   Payable to affiliate                                                         17,792 (D)  17,792                           0
   Accrued expenses and other liabilities                      11,735            4,226             (B)(E)      347      16,308
   Debt
   Participating policyholders' interest                                       113,855                                 113,855
                                                        -----------------------------------------------------------------------
        Total liabilities                                     254,918          814,878      21,278             347   1,048,866
                                                        -----------------------------------------------------------------------

Commitments and contingencies
Mandatory redeemable preferred stock                                                                  (A)    5,846       5,846

Stockholders' equity:
   Common stock                                                    53            3,001 (C)   3,001    (A)        8          61
   Additional Paid in Capital                                  98,140                                 (A)   30,686     128,826
   Retained earnings                                           30,428           35,585 (C)  35,585                      30,428
   Accumulated other comprehensive income                       7,732            1,834 (C)   1,834                       7,733
                                                        -----------------------------------------------------------------------
        Total stockholders' equity                            136,353           40,420      40,420          36,694     167,048
                                                        -----------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                   $391,271         $855,298     $61,697         $36,887  $1,221,760
                                                        -----------------------------------------------------------------------
    See accompanying notes to unaudited pro forma consolidated balance sheet.

                           Farm Family Holdings, Inc.
             Notes to Unaudited Pro Forma Consolidated Balance Sheet
                                  June 30, 1998
                                ($ in thousands)

(A) The following pro forma adjustments reflect the funding of the acquisition and consideration given ($37,500 less certain expenses currently estimated to be equal to approximately $960 to be paid by Farm Family Life in the acquisition on behalf of the selling stockholders)

     Series A Preferred stock                                           ($5,846)

     Unregistered   common  stock  issued   (772,166  shares
     issued, $.01 par value) in the acquisition  assuming an
     average  closing  price of $39 3/4 if the  closing  had
     occurred on August 10, 1998. The actual average closing
     price and the actual  number of shares of Common  Stock
     that  will be issued to the  selling  stockholders  may
     vary significantly from these amounts.                                  (8)

     Paid in capital                                                    (30,686)

     Expenses relating to acquisition                                     1,400

(B) The following pro forma adjustments result from the allocation of the purchase price for the acquisition based on the fair value of the underlying net assets acquired.

     Assets

     Adjustment of carrying amount of properties occupied by
     Farm  Family  Life based on the  estimated  fair market
     value                                                               $4,281

     Elimination of historical  deferred  acquisition  costs            (28,374)

     Adjustment to record  present  value of future  profits             18,229

     Liabilities

     Adjustment  to reflect the net  deferred tax benefit of
     purchase accounting  adjustments using a statutory rate
     of 34%                                                               1,276

     Adjustment to record liability for Guaranty Funds                     (100)

     Adjustment of carrying  amount of funds on deposit from
     Policyholders based on fair market value                             2,209

(C)  Adjustment    to   eliminate    Farm   Family    Life's
     stockholder's equity

(D)  Adjustment to eliminate intercompany balances

(E)  Adjustment to accrue  additional  expenses  relating to
     the acquisition expected to be incurred                                247



              Farm Family Holdings, Inc.
 Unaudited Pro Forma Consolidated Statement of Income
        For the six months ended June 30, 1998
        ($ in thousands, except per share data)

                                                                                             Pro Forma
                                                         Farm Family       Farm Family       Adjustments
                                                          Holdings             Life           Dr.          Cr.      Pro Forma
                                                          --------             ----           ---          ---      ---------
Revenues:
    Premiums from property/casualty operations                $87,744                 $3     $           $              $87,747
    Premiums from life and health operations                                      15,531                                 15,531
    Net investment income                                       9,518             27,798                                 37,316
    Realized investment gains (losses), net                       342              1,707                                  2,049
    Policy and contract charges                                                    2,406                                  2,406
    Other income                                                  483                493 (c)    434                         542
                                                        ------------------------------------------------------------------------
        Total revenues                                         98,087             47,938        434                     145,591
                                                        ------------------------------------------------------------------------

Losses, Benefits and Expenses:
    Losses and loss adjustment expenses                        66,127                900                                 67,027
    Benefits to policyholders                                                     12,150                                 12,150
    Underwriting & operating expenses                          23,081              4,069 (a)     72  (c)      434        26,788
    Non-recurring charges                                                            176                                    176
    Interest credited to policyholders                                            12,455                                 12,455
    Amortization of policy acquisition costs                                       3,583             (a)    3,583             0
    Amortization of present value of future profits                                      (a)    899                         899
    Interest expense                                               25                                                        25
    Dividends to policyholders                                     55                                                        55
    Participating policyholders' interest                                         12,262 (a)  3,168  (a)      773        14,657
                                                        ------------------------------------------------------------------------
        Total losses and expenses                              89,288             45,595      4,139         4,790       134,232
                                                        ------------------------------------------------------------------------

Income before federal income tax expense                        8,799              2,343      4,573         4,790        11,359

Federal income tax expense                                      2,713                785 (b)     73                       3,571
                                                        ------------------------------------------------------------------------

        Income before preferred stock dividends                 6,086              1,558      4,646         4,790         7,788

        Preferred stock dividends                                                        (a)    184                         184
                                                        ------------------------------------------------------------------------

        Income applicable to common shareholders               $6,086             $1,558     $4,830        $4,790        $7,604
                                                        ------------------------------------------------------------------------

        Net Income per Common Share - Basic                     $1.16                                                     $1.26
                                                        --------------                                            --------------

        Net Income per Common Share - Diluted                   $1.15                                                     $1.25
                                                        --------------                                            --------------

        Weighted average shares - Basic                     5,253,813                                (d)  772,166     6,025,979
                                                        --------------                                            --------------

        Weighted average shares - Diluted                   5,307,442                                (d)  772,166     6,079,608
                                                        --------------                                            --------------
See accompanying notes to unaudited pro forma consolidated statements of income.

                 Farm Family Holdings, Inc.
 Notes to Unaudited Pro Forma Consolidated Statements of Income
           For the six months ended June 30, 1998
          ($ in thousands, except per share data)

(a)  Adjustment   resulting   from  the  allocation  of  the
     purchase  price  for  the  acquisition   based  on  the
     estimated fair value of the underlying net assets are as follows:

     Additional  depreciation  expense incurred due to write
     up of  building  and a change in the useful life of the
     building to 20 years as of 1/1/97                                      $72

     Adjustment   to  reverse   amortization   of   deferred
     acquisition costs                                                   (3,583)

     Participating  policyholders'  share of amortization of
     deferred acquisition costs                                           3,168

     Adjustment to record  amortization  of present value of
     future profits                                                         899

     Participating  policyholders'  share of amortization of
     present value of future profits                                       (773)

     Series A Preferred  stock  dividends on estimated  fair
     value of $5,846 of preferred  stock at a rate of 6 1/8%
     per annum                                                              184


(b)  Adjustment to reflect the federal  income tax effect of
     item (a) above using statutory rate of 34%                              74

(c)  Adjustment to eliminate intercompany balances                          434

(d)  Adjustment to reflect  estimated  additional  shares of common  stock  issued in the  acquisition  assuming  an
     average  closing  price of $39 3/4 if the  closing  had
     occurred on August 10, 1998. The actual average closing
     price and the actual  number of shares of common  stock
     that  will be issued to the  selling  stockholders  may
     vary significantly from these amounts.                             772,166



                Farm Family Holdings, Inc.
   Unaudited Pro Forma Consolidated Statement of Income
           For the year ended December 31, 1997
         ($ in thousands, except per share data)

                                                                                                   Pro Forma
                                                            Farm Family       Farm Family         Adjustments
                                                              Holdings           Life            Dr.         Cr.     Pro Forma
                                                              --------           ----            ---         ---     ---------
Revenues:
     Premiums from property/casualty operations                  $149,220           $9,020     $          $            $158,240
     Premiums from life and health operations                                       30,505                               30,505
     Net investment income                                         18,077           54,964                               73,041
     Realized investment gains (losses), net                        5,406            2,914                                8,320
     Policy and contract charges                                                     5,041                                5,041
     Other income                                                   1,020            1,153 (c)     808                    1,365
                                                           ---------------------------------------------------------------------
         Total revenues                                           173,723          103,597         808                  276,512
                                                           ---------------------------------------------------------------------

Losses, Benefits and Expenses:
     Losses and loss adjustment expenses                          103,301            9,975                              113,276
     Benefits to policyholders                                                      26,843                               26,843
     Underwriting & operating expenses                             41,787            7,747 (a)     158 (c)      808      48,884
     Non-recurring charges                                                             707                                  707
     Interest credited to policyholders                                             24,813                               24,813
     Amortization of policy acquisition costs                                        6,852             (a)    6,852           0
     Amortization of present value of future profits                                       (a)   2,233                    2,233
     Interest expense                                                 102                                                   102
     Dividends to policyholders                                       282                                                   282
     Participating policyholders' interest                                          21,616 (a)   5,994 (a)    1,929      25,681
                                                           ---------------------------------------------------------------------
         Total losses and expenses                                145,472           98,553       8,385        9,589     242,821
                                                           ---------------------------------------------------------------------

Income before federal income tax expense                           28,251            5,044       9,193        9,589      33,691

Federal income tax expense                                          9,747            1,704 (b)     135                   11,586
                                                           ---------------------------------------------------------------------

         Income before preferred stock dividends                   18,504            3,340       9,328        9,589      22,105

         Series A Preferred stock dividends                                                (a)     359                      359
                                                           ---------------------------------------------------------------------

         Income applicable to common shareholders                 $18,504           $3,340      $9,687       $9,589      21,746
                                                           ---------------------------------------------------------------------

         Net Income per Common Share - Basic                        $3.52                                                 $3.61
                                                           ---------------                                          ------------

         Net Income per Common Share - Diluted                      $3.51                                                 $3.60
                                                           ---------------                                          ------------

         Weighted average shares - Basic                        5,253,813                              (d)  773,434   6,027,247
                                                           ---------------                                          ------------

         Weighted average shares - Diluted                      5,270,947                              (d)  773,434   6,044,381
                                                           ---------------                                          ------------

                            -15-

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

(a)  Adjustment   resulting   from  the  allocation  of  the
     purchase  price  for  the  Acquisition   based  on  the
     estimated fair value of the underlying net assets are as follows:

     Additional  depreciation  expense incurred due to write
     up of  building  and a change in the useful life of the
     building to 20 years as of 1/1/97                                     $158

     Adjustment   to  reverse   amortization   of   deferred
     acquisition costs                                                   (6,852)

     Participating  policyholders'  share of amortization of
     deferred acquisition costs,                                          5,994

     Adjustment to record  amortization  of present value of
     future profits                                                       2,233

     Participating  policyholders'  share of amortization of
     present value of future profits                                     (1,929)

     Series A Preferred  stock  dividends on estimated  fair
     value of $5,856 of preferred  stock at a rate of 6 1/8%
     per annum                                                              359

(b)  Adjustment to reflect the federal  income tax effect of
     item (a) above using statutory rate of 34%                             135

(c)  Adjustment to eliminate intercompany balances                          808

(d)  Adjustment to reflect  estimated  additional  shares of
     Common  Stock  issued in the  acquisition  assuming  an
     average  closing  price of $39 3/4 if the  closing  had
     occurred on August 10, 1998. The actual average closing
     price and the actual  number of shares of common  Stock
     that  will be issued to the  selling  stockholders  may
     vary significantly from these amounts.                             773,434

ITEM 2
------
Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

For the six month periods ended June 30, 1998 and 1997, 34.2% and 36.5%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 27.8% and 25.2%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

Many computer programs upon which the Company relies were created using only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many of these computer applications could fail or produce erroneous results by or at the beginning of the year 2000. The Company's overall plan for dealing with the Year 2000 problem covers Information Technology ("IT") systems, non-IT systems, and third party providers. The Company has established a dedicated Year 2000 team to lead the Company's activities relating to its Year 2000 issues. See Note 5 to the accompanying consolidated financial statements for further discussion on Year 2000.

As described in Note 1 to the Company's Notes to Consolidated Financial Statements, the Company plans to implement the guidance of Statement of Financial Accounting Standards No. 112 ("FAS 112") to account for its extended earnings program with its agents and agency managers. As a result, the Company intends to restate certain previously issued financial statements. Since the Company has not yet finalized its FAS 112 related calculations, the following discussion of the Company's results of operations, and liquidity and capital resources does not reflect the implementation of FAS 112.

Safe Harbor Statement under The Private Securities Litigation Reform Act of
1995:
With exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-Q include, but are not limited to, statements with respect to the Company's adoption of the guidance provided in FAS 112 and estimates of the potential impact of the restatement of the Company's financial statements, statements with respect to the Company's potential acquisition of Farm Family Life, the impact of the potential acquisition of Farm Family Life on the earnings and shareholder value of the Company, statements regarding the Company's ability to successfully address its year 2000 issues and the estimated impact thereof on the Company's future financial condition and results of operations, projections of revenue, earnings, capital structure and other financial items, statements of the plans and objectives of the Company or its management, and statements of future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. The forward-looking statements in this Form 10-Q are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the finalization of the Company's calculation of its liability pursuant to FAS 112 and the resulting impact thereof on the Company's financial statements, the results of operations of the Company and Farm Family Life, fluctuations in the market value of shares of the Company's common stock, the satisfaction of the closing conditions set forth in the Amended and Restated Option Purchase Agreement (which conditions include, but are not limited to, the approval of the Company's shareholders and receipt of all required government approvals), exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, factors relating to the Company's ability to successfully address its Year 2000 issues and other risks listed from time to time in the Company's Securities and Exchange Commission filings, including the Form 10-K filed for the fiscal year ended December 31, 1997 and the Prospectus dated July 22, 1996. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-Q.


Results of Operations

The Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30, 1997

Premiums
--------
Premium revenue increased $9.2 million or 25.6%, during the three months ended June 30, 1998 to $44.9 million from $35.8 million for the same period in 1997. The increase in premium revenue in 1998 resulted from an increase of $5.5 million in earned premiums on additional business directly written by the Company, an increase of $2.3 million in earned premiums from assumed reinsurance business and a decrease of $1.4 million in earned premiums ceded to reinsurers and not retained by the Company. The $5.5 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $4.9 million, or 14.8%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package), as well as an increase of $0.6 million in earned premiums from the Company's workers' compensation business. As of June 30, 1998, the Company had a total of approximately 161,500 policies in force. The number of policies in force related to the Company's primary products increased by 11.3% to approximately 133,600 as of June 30, 1998 from approximately 120,000 as of June 30, 1997 and the average premium earned for each such policy increased by 3.5% during the three months ended June 30, 1998 compared to the same period in 1997. Net written premiums increased 13.1% to $48.6 million for the three months ended June 30, 1998 compared to $43.0 million for the same period in 1997. The increase in net written premiums is primarily attributable to the growth in direct writings to customers, a decrease in written premium ceded to reinsurers and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings came primarily from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, and Rhode Island. In addition, direct writings of all the Company's primary products, particularly personal automobile, increased during the second quarter of 1998. During the three months ended June 30, 1998, premiums from the Company's direct writings (excluding assigned risk automobile business premiums received by the Company) increased $5.5 million compared to the same period in 1997. Direct writings in New Jersey accounted for $2.2 million ($1.7 million of which represents increased personal automobile business) of the Company's $5.5 million increase in direct writings during the three months ended June 30, 1998 compared to the same period in 1997.

Net Investment Income
---------------------
Net investment income increased $0.3 million or 5.3% to $4.8 million for the three months ended June 30, 1998 from $4.5 million for the same period in 1997. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $37.7 million, or 15.2% from June 30, 1998 compared to June 30, 1997. The return realized on the Company's cash and investments was 6.7% for the three months ended June 30, 1998 and 7.3% for the same period in 1997. The reduction in the return realized on the Company's cash and invested assets is primarily attributable to an increase in investment in tax-exempt bonds which provide for a greater after tax return. The taxable equivalent yield on the Company's investment portfolio was 7.1% and 7.5% for the three months ended June 30, 1998 and 1997, respectively.

Realized Investment Gains
-------------------------
Realized investment gains decreased $5.3 million to $0.3 million for the three months ended June 30, 1998 as compared to $5.6 million for the same period in 1997. Realized investment gains in the second quarter of 1997 were primarily attributable to a realized gain on the sale of a common stock investment.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $9.0 million, or 35.8%, to $34.0 million for the three months ended June 30, 1998 from $25.0 million for the same period in 1997. Loss and loss adjustment expenses were 75.6% of premium revenue for the three months ended June 30, 1998 compared to 70.0% of premium revenue for the same period in 1997. The increase in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the increase in weather related losses during the second quarter of 1998. Losses believed to be weather related incurred on the Company's direct written business in the northeast aggregated $2.7 million in the three months ended June 30, 1998 compared to $1.1 million for the same period in 1997. In addition, the Company incurred losses of approximately $500,000 as a result of severe weather which impacted certain midwestern risks which the Company reinsures.

Underwriting Expenses
---------------------
Underwriting expenses increased $1.8 million, or 17.4%, to $11.9 million for the three months ended June 30, 1998 from $10.1 million for the same period in 1997. For the three months ended June 30, 1998, underwriting expenses were 26.4% of premium revenue compared to 28.3% for the same period in 1997. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period and the Company's continued expense management initiatives which began in 1998.

Federal Income Tax Expense
--------------------------
Federal income tax expense decreased $2.2 million to $1.4 million in 1998 from $3.6 million in 1997. Federal income tax expense was 33.1% of income before federal income tax expense for the three months ended June 30, 1998 compared to 33.5% for the same period in 1997.

Net Income
----------
Net income decreased $4.3 million to $2.9 million for the three months ended June 30, 1998 from $7.2 million for the same period in 1997 primarily as a result of the foregoing factors.

The Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30,
1997

Premiums
--------
Premium revenue increased $17.0 million or 24.0%, during the six months ended June 30, 1998 to $87.7 million from $70.7 million for the same period in 1997. The increase in premium revenue in 1998 resulted from an increase of $11.4 million in earned premiums on additional business directly written by the Company, an increase of $2.4 million in earned premiums from assumed reinsurance business and a decrease of $3.2 million in earned premiums ceded to reinsurers and not retained by the Company. The $11.4 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $9.7 million, or 15.2%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package), as well as an increase of $1.3 million in earned premiums from the Company's workers' compensation business and an increase of $0.4 million in earned premiums from the Company's other products. As of June 30, 1998, the Company had a total of approximately 161,500 policies in force. The number of policies in force related to the Company's primary products increased by 11.3% to approximately 133,600 as of June 30, 1998 from approximately 120,000 as of June 30, 1997 and the average premium earned for each such policy increased by 3.5% during the six months ended June 30, 1998 compared to the same period in 1997. Net written premiums increased 20.4% to $96.0 million for the six months ended June 30, 1998 compared to $79.7 million for the same period in 1997. The increase in net written premiums is primarily attributable to the growth in direct writings to customers, a decrease in written premium ceded to reinsurers and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings came primarily from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, and Rhode Island. In addition, direct writings of all the Company's primary products, particularly personal automobile, increased during the six months ended June 30, 1998. During the six months ended June 30, 1998, premiums from the Company's direct writings (excluding assigned risk automobile business premiums received by the Company) increased $11.5 million compared to the same period in 1997. Direct writings in New Jersey accounted for $5.3 million ($4.0 million of which represents increased personal automobile business) of the Company's $5.5 million increase in direct writings during the six months ended June 30, 1998 compared to the same period in 1997.

Net Investment Income
---------------------
Net investment income increased $0.6 million or 6.6% to $9.5 million for the six months ended June 30, 1998 from $8.9 million for the same period in 1997. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $37.7 million, or 15.2% from June 30, 1998 compared to June 30, 1997. The return realized on the Company's cash and investments was 6.8% for the six months ended June 30, 1998 and 7.4% for the same period in 1997. The reduction in the return realized on the Company's cash and invested assets is primarily attributable to an increase in investment in tax-exempt bonds which provide for a larger after tax return. The taxable equivalent yield on the Company's investment portfolio was 7.1% and 7.4% for the six months ended June 30, 1998 and 1997.

Realized Investment Gains
-------------------------
Realized investment gains decreased $5.2 million to $0.3 million for the six months ended June 30, 1998 as compared to $5.5 million for the same period in 1997. Realized investment gains in the six months ended June 30, 1997 were primarily attributable to a realized gain on the sale of a common stock investment.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $16.4 million, or 33.0%, to $66.1 million for the six months ended June 30, 1998 from $49.7 million for the same period in 1997. Loss and loss adjustment expenses were 75.4% of premium revenue for the six months ended June 30, 1998 compared to 70.3% of premium revenue for the same period in 1997. The increase in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the increase in weather related losses during the six months ended June 30, 1998 compared to the same period in 1997. Losses believed to be weather related incurred on the Company's direct written business in the northeast aggregated $6.8 million in the six months ended June 30, 1998 compared to $3.2 million for the same period in 1997. In addition, the Company incurred losses of approximately $500,000 as a result of severe weather which impacted certain midwestern risks which the Company reinsures. The increase in weather related losses was primarily attributable to severe ice storms during the first three months of 1998 which impacted the upstate New York and Maine territories in which the Company writes business, and tornadoes and severe thunder storms during the second quarter of 1998, which impacted direct insures in the northeast.

Underwriting Expenses
---------------------
Underwriting expenses increased $2.9 million, or 14.3%, to $23.1 million for the six months ended June 30, 1998 from $20.2 million for the same period in 1997. For the six months ended June 30, 1998, underwriting expenses were 26.3% of premium revenue compared to 28.6% for the same period in 1997. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period and the Company's continued expense management initiatives which began in 1998.

Federal Income Tax Expense
--------------------------
Federal income tax expense decreased $2.5 million to $2.7 million in 1998 from $5.2 million in 1997. Federal income tax expense was 30.8% of income before federal income tax expense for the six months ended June 30, 1998 compared to 33.8% for the same period in 1997. The decrease in the Company's federal income tax expense as a percentage of income before federal income tax expense for the six months ended June 30, 1998 as compared to the same period in 1997 was primarily attributable to an increase in tax exempt interest income earned on the Company's investments reflecting the Company's increased investment in tax exempt fixed maturities.

Net Income
----------
Net income decreased $4.2 million to $6.1 million for the six months ended June 30, 1998 from $10.3 million for the same period in 1997 primarily as a result of the foregoing factors.

Liquidity and Capital Resources

Net cash provided by operating activities was $12.3 million and $12.0 million during the six month periods ended June 30, 1998 and 1997, respectively. The increase in net cash provided by operating activities was primarily attributable to an increase in reserves for losses and loss adjustment expenses which was partially offset by an increase in reinsurance receivables, as well as a decrease in reserves for unearned premiums.

Net cash used in investing activities was $11.3 million during the six months ending June 30, 1998 compared to $10.7 million for the same period in 1997 primarily as a result of an increase in investment collections from fixed maturities, which was partially offset by an increase in investment purchases, as well as an increase in short-term investments by the Company.

The Company has in place unsecured lines of credit with two banks under which it may borrow up to $12.0 million. At June 30, 1998, no amounts were outstanding on the lines of credit, each of which has an annual interest rate equal to such bank's prime rate. On April 1, 1998, Farm Family Casualty redeemed $1.3 million principal amount of surplus notes bearing interest at a rate of eight percent per annum.

Future Application of Accounting Standards

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information," effective for years beginning after December 15, 1997. The adoption of SFAS 131 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.

In February of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement ("SFAS") 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for years beginning after December 31, 1997. SFAS 132 revises the disclosure requirements but does not change the measurement or recognition of pensions and other post retirement benefits. The adoption of SFAS 132 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is evaluating the impact this statement may have on the Company's financial statements.

Item 4.      Submission of Matters to a Vote of Security Holders.

Farm Family Holdings' annual meeting of Stockholders was held on April 28, 1998. At the meeting, (i) eight persons were elected as directors of Farm Family Holdings, and (ii) the appointment of Coopers & Lybrand L.L.P. as Farm Family Holdings' independent auditors for the year 1998 was ratified. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.

                                                                  For      Against/Withheld        Abstained
                                                                  ---      ----------------        ---------
         Election of Directors:
            Nominee
            Wayne R. Bissonette                             3,684,702                15,378
            Joseph E. Calhoun                               3,685,460                14,620
            Gordon H. Gowen                                 3,684,297                15,783
            Jon R. Greenwood                                3,685,817                14,263
            Frank W. Matheson                               3,685,426                14,654
            John P. Moskos                                  3,682,676                17,404
            Norma R. O'Leary                                3,685,921                14,159
            John I. Rigolizzo, Jr.                          3,684,711                15,369

         Ratification of Auditors:                          3,666,725                 4,267           29,088


Item 5.        Other information

Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on matters coming before an annual meeting of stockholders, if the Company does not have notice of the matter at least 45 days before the date corresponding to the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders or the date specified by an overriding advance notice provision in the Company's by-laws. The Company's by-laws contain such an advance notice provision.

The Company's by-laws provide, in general, that a proposal for action to be presented by a stockholder at an annual meeting shall be out of order unless the proposal is specified in the notice of meeting given by or at the direction of the Board of Directors or unless the proposal shall have been submitted in writing (in the form specified in the by-laws) to the Secretary of the Company and received at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting. In addition to any other applicable requirements, the Company's by-laws also provide, in general, that if a stockholder intends to make a nomination for the election of directors at an annual meeting, the Secretary of the Company must receive written notice (in the form specified in the by-laws) of such intention not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting. For the Company's Annual Meeting of Stockholders expected to be held on April 27, 1999, stockholders must submit such written notice to the Secretary of the Company not earlier than January 28, 1999 or later than February 27, 1999.

The foregoing is only a summary of the detailed provisions of the by-laws and is qualified by reference to the text thereof. Stockholders wishing to submit a proposal should review the by-law requirements regarding proposals by stockholders and should communicate with the Secretary of Farm Family Holdings, Inc., P.O. Box 656, Albany, New York, 12201-0656, if sent by mail, or 344 Route 9W, Glenmont, New York 12077, if by hand, express mail or overnight courier, for further information.

This requirement is separate and apart from the Securities and Exchange Commission's requirements that a stockholder must meet in order to have a stockholder proposal included in the Company's proxy statement under Rule 14a-8. For the Company's Annual Meeting of Stockholders expected to be held on April 27, 1999, any stockholder who wishes to submit a proposal for inclusion in the Company's proxy materials pursuant to Rule 14a-8 must submit such proposal to the Secretary of the Company on or before November 20, 1998.

Item 6:        Exhibits and Reports on Form 8-K

                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


Exhibit Number       Document Description
--------------       --------------------

*2.1 Plan of Reorganization and Conversion dated February 14, 1996 as amended by
     Amendment No. 1, dated April 23, 1996

*3.1 Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2 Bylaws of Farm Family Holdings, Inc.

4.1 Rights agreement, dated as of July 29, 1997, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 1997)

10.1 Amendment No. 1 to Amended and Restated Option Purchase Agreement dated as of April 28, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 1998)

*Incorporated by reference to Registration Statement No. 333-4446

Reports on Form 8-K
-------------------

        A report on Form 8-K was filed on April 6, 1998 reporting a press release issued announcing that its wholly owned subsidiary, Farm Family Casualty Insurance Company, exercised its right to redeem all outstanding debt as of April 1, 1998.

        A report on Form 8-K was filed on April 29, 1998 reporting a press release issued announcing the Company's operating results for the quarter ended March 31, 1998.

        A report on Form 8-K was filed on May 5, 1998 reporting a press release regarding the Company's decision to exercise its option to acquire Farm Family Life Insurance Company.

        A report on Form 8-K was filed on June 26, 1998 reporting a press release announcing that it estimated catastrophic losses from tornadoes and severe thunder storms of approximately $2.0 million pre-tax for the second quarter of 1998.

No financial statements were filed with these Form 8-K's.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FARM FAMILY HOLDINGS, INC.
                                  (Registrant)




  August 14, 1998       By: /s/ Philip P. Weber
----------------------     ----------------------------------------------
    (Date)                 Philip P. Weber, President & Chief Executive Officer
                           (Principal Executive Officer)




  August 14, 1998       By: /s/ Timothy A. Walsh
-----------------------   -----------------------------------------------
    (Date)                Timothy A. Walsh, Executive Vice President
                           - Finance & Treasurer
                          (Principal Financial & Accounting Officer)