Form 10-K/A
period 1997-12-31
FARM FAMILY HOLDINGS INC
filed 1998-10-20
CIK 1013564

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A


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

   The following table sets forth the development of loss and loss adjustment expenses reserves of the Company for the ten-year period ended December 31,
1997:

            Analysis of Loss and Loss Adjustment Expense Development

($ in thousands)
Year Ended December 31     1987     1988    1989     1990      1991      1992      1993      1994      1995      1996      1997
                          -----    -----   -----    -----     -----     -----    ------    ------     -----     -----     -----
Reserves for Losses
     and Loss
   Adjustment Expenses  $53,126  $65,543  $78,339  $94,135  $110,135  $117,497  $123,477  $127,954  $137,978  $141,220  $156,622

Reinsurance Recoverable
on unpaid losses         (5,468)  (7,126) (11,784) (22,123)  (25,048)  (24,463)  (28,761)  (28,230)  (28,655)  (26,837)  (29,054)
                        --------------------------------------------------------------------------------------------------------
Reserves for Losses
  and Loss Adjustment
        Expenses, Net    47,658   58,417   66,555   72,012    85,087    93,034    94,716    99,724   109,323   114,383   127,568
                        --------------------------------------------------------------------------------------------------------

Reserves, Net,
   Reestimated as of:
       One year later    50,145   57,932   69,036   76,786    84,514    91,561    88,296    94,542   104,649   110,411
      Two years later    50,572   63,348   72,478   76,442    84,305    89,666    82,876    87,592   101,561
    Three years later    53,540   65,399   72,926   76,832    83,960    86,876    81,556    84,840
     Four years later    55,303   65,842   73,130   77,879    82,750    85,204    79,139
     Five years later    55,445   66,289   74,599   77,375    81,690    83,875
      Six years later    56,018   68,298   74,391   76,811    80,487
    Seven years later    57,751   68,370   74,578   76,080
    Eight years later    58,323   68,678   73,993
     Nine years later    58,754   68,010
      Ten years later    58,077

Cumulative Redundancy
         (Deficiency)   (10,419)  (9,593)  (7,438)  (4,068)    4,600     9,159    15,577    14,884     7,762     3,972
                        ----------------------------------------------------------------------------------------------

Cumulative Amount of
   Reserves Paid Through:
       One year later    21,931   23,852   29,587   29,446    32,708    36,692    34,439    33,066    39,795    40,258
      Two years later    33,879   40,454   46,469   47,392    53,455    57,236    49,867    53,121    59,671
    Three years later    42,838   51,147   57,838   60,737    65,951    66,127    62,138    64,023
     Four years later    48,480   57,239   65,803   67,401    70,176    73,409    67,865
     Five years later    51,216   62,168   68,950   68,634    74,752    76,434
      Six years later    54,644   64,421   68,652   71,697    76,266
    Seven years later    55,794   63,815   71,075   72,820
    Eight years later    55,313   65,940   72,038
     Nine years later    57,174   66,735
      Ten years later    57,800

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial data of the Company and its subsidiaries prior to and after the reorganization pursuant to the Plan that took place during 1996. The consolidated statement of income data set forth below for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and the consolidated balance sheet data as of December 31, 1997, 1996, 1995 and 1994 are derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers L.L.P, independent auditors. The consolidated balance sheet data as of December 31, 1993 was derived from the unaudited consolidated financial statements of the Company. The Company believes that such unaudited financial data fairly reflect the consolidated financial condition of the Company as of December 31, 1993. This data should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8 Financial Statements and Supplementary Data included elsewhere herein.



         ($ in millions except per share data)                                 Year Ended December 31,
                                                                      1997      1996       1995      1994      1993
Statement of Income Data:                                             ----      ----       ----      ----      ----
        Revenues:
           Premiums                                                  $149.2    $130.8     $116.9    $101.5     $96.7
           Net investment income                                       18.1      15.9       14.3      13.2      13.8
           Net realized investment gains (losses), net                  5.4       (.6)       0.9       1.3      (0.2)
           Other income(1)                                              1.0       0.9        0.9       0.7       0.7
                                                                 ----------------------------------------------------
             Total revenues                                           173.7     147.0      133.0     116.7     111.0
                                                                 ----------------------------------------------------
         Losses and Expenses:
           Losses and loss adjustment expenses                        103.3      95.0       83.2      82.7      73.2
           Underwriting expenses                                       43.3      39.5       36.1      29.1      26.8
           Early retirement program expense                               -       1.2          -         -         -
           Interest and other expense                                   0.4       0.5        0.3       0.3       0.3
                                                                 ----------------------------------------------------
             Total losses and expenses                                147.0     136.2      119.6     112.1     100.3
                                                                 ----------------------------------------------------
        Income before federal income tax and extraordinary item        26.7      10.8       13.4       4.6      10.7
        Federal income tax expense                                      9.2       3.3        4.6       1.3       3.1
                                                                 ----------------------------------------------------
        Income before extraordinary item                               17.5       7.5        8.8       3.3       7.6
        Extraordinary item - Demutualization expense                      -       1.5          -         -         -
                                                                 ----------------------------------------------------
        Net Income                                                    $17.5      $6.0       $8.8      $3.3      $7.6
                                                                 ----------------------------------------------------
         Income before extraordinary item per share-Basic             $3.33     $1.90      $2.95     $1.10     $2.53
                                                                 ----------------------------------------------------
         Income before extraordinary item per share-Diluted           $3.32     $1.90      $2.95     $1.10     $2.53
                                                                 ----------------------------------------------------
         Net income per share-Basic                                   $3.33     $1.51      $2.95     $1.10     $2.53
                                                                 ----------------------------------------------------
         Net income per share-Diluted                                 $3.32     $1.51      $2.95     $1.10     $2.53
                                                                 ----------------------------------------------------
         Weighted average shares outstanding(2)                   5,270,947 3,979,115  3,000,000 3,000,000 3,000,000
                                                                 ----------------------------------------------------

         Balance Sheet Data (at December 31):
           Total investments(3)                                      $280.4    $244.7     $207.9    $170.6    $177.7
           Total assets                                               371.2     321.8      280.3     244.7     244.1
           Long term debt                                               1.3       1.3        2.7       2.7       2.8
           Total liabilities                                          248.0     216.8      210.9     195.7     183.6
           Total equity(3)                                            123.2     105.0       69.4      49.0      60.5
         Book value per share                                        $23.46    $20.00     $23.13    $16.33    $20.17
                                                                 ----------------------------------------------------
         GAAP Ratios:
         Loss and loss adjustment expense ratio(4)                    69.2%     72.6%      71.1%     81.5%     75.7%
         Underwriting expense ratio(5)                                29.0%     30.2       30.8%     28.7%     27.7%
         Combined ratio(6)                                            98.2%    102.8%     101.9%    110.2%    103.4%
         Statutory Ratios:
         Statutory Combined Ratio(7)                                  95.6%    101.8%     101.0%    108.9%    104.2%
         Statutory Surplus                                           $94.6     $83.2      $55.9     $42.9     $39.1
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


                                        FARM FAMILY HOLDINGS, INC.


                                     By:     /s/ Philip P. Weber
                                     -----------------------------
                                        Philip P. Weber, President
                                        October 20, 1998

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

Schedule IV   Reinsurance                                             S-8

Schedule VI   Supplemental Information Concerning
              Property - Casualty Insurance Operations                S-9

                        Report of Independent Accountants




To the Shareholders and Board of Directors of Farm Family Holdings, Inc.


Our report on the consolidated financial statements of Farm Family Holdings, Inc. and Subsidiaries is included on page E-42 of this Form 10-K/A. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page S-1 of this Form 10-K/A.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




PricewaterhouseCoopers



Albany, New York
September 30, 1998

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
                                                                       -----------------------------------------------

                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                ($ in Thousands)

                                                                                         For the Year Ended December 31,
                                                                                         -------------------------------
                                                                                             1997                 1996
                                                                                             ----                 ----
       Revenues:
          Investment income                                                                   $608                 $319

       Expenses:
          General and administrative expenses                                                1,347                  580
                                                                            --------------------------------------------

       Loss before federal income tax benefit                                                 (739)                (261)

       Federal income tax benefit                                                              125                   87
                                                                            --------------------------------------------

       Net loss from operations                                                               (614)                (174)

       Income from investments in subsidiaries                                              18,114                 6,188
                                                                            --------------------------------------------

       Net income                                                                          $17,500                $6,014
                                                                            --------------------------------------------



                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                ($ in Thousands)



                                                                                                   As of December 31,
                                                                                                   ------------------
Assets:                                                                                         1997               1996
                                                                                                ----               ----
   Fixed Maturities Available for Sale                                                        $7,567             $7,438
   Investment in Subsidiaries                                                                113,519             94,730
   Short-term Investments                                                                      1,808              3,350
   Cash                                                                                            1                  1
   Investment income due or accrued                                                              157                152
   Other Assets                                                                                  947                229
                                                                                ----------------------------------------
     Total Assets                                                                           $123,999           $105,900
                                                                                ----------------------------------------

Liabilities:
   Payable to Affiliates                                                                        $192               $356
   Deferred tax liability                                                                         25                 19
   Other Liabilities                                                                             548                473
                                                                                ----------------------------------------
     Total Liabilities                                                                           765                848
                                                                                ----------------------------------------

Commitments and Contingencies
Stockholders' Equity
   Common stock, $.01 par value, 10,000,000 shares authorized
          and 5,253,813 shares issued and outstanding                                             53                 53
   Additional paid in capital                                                                 92,906             92,906
   Retained earnings                                                                          22,883              5,383
   Unrealized investment gains                                                                 7,392              6,710
                                                                                ----------------------------------------
     Total Stockholders' Equity                                                              123,234            105,052
                                                                                ----------------------------------------
     Total Liabilities and Stockholders' Equity                                             $123,999           $105,900
                                                                                ----------------------------------------




                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                                                                        For the Year Ended December 31,
                                                                                        -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       1997                   1996
-------------------------------------                                                       ----                   ----
   Net Income                                                                            $17,500                 $6,014

   Amortization of bond discount                                                            (17)                    (4)
   Deferred income taxes                                                                    (31)                      -
   Changes in:
       Equity in net income of subsidiary                                               (18,114)                (6,188)
       Accrued investment income                                                             (5)                  (152)
       Other assets, net                                                                   (716)                  (180)
       Payable to affiliates                                                               (164)                    356
       Other liabilities                                                                      75                   (72)
                                                                          ----------------------------------------------
   Total adjustments                                                                    (18,972)                (6,240)
                                                                          ----------------------------------------------
   Net Cash Used in Operating Activities                                                 (1,472)                  (226)
                                                                          ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment Purchases:
       Investment in subsidiary                                                             (70)               (20,001)
       Fixed maturities available for sale                                                     -                (7,380)
       Change in short-term investments                                                    1,542                (3,350)
                                                                          ----------------------------------------------
   Net Cash Provided by (Used in) Investing Activities                                     1,472               (30,731)
                                                                          ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from IPO & Subscription Offerings                                                  -                 44,880
   Demutualization payments to policyholders and noteholders                                   -               (12,842)
   IPO expenses paid                                                                           -                (1,080)
                                                                          ----------------------------------------------
    Net Cash Provided by Financing Activities                                                  -                 30,958
                                                                          ----------------------------------------------
    Net Change in Cash                                                                         -                      1

Cash, beginning of year                                                                        1                      -
                                                                          ----------------------------------------------
Cash, end of year                                                                             $1                     $1
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

1997 Financial  Highlights
The Company's operating earnings for the year ended December 31, 1997 increased $5.4 million to $15.0 million compared to $9.6 million in 1996. On a per share basis (diluted), operating earnings for 1997 were $2.84 compared to $2.42 in 1996. Operating earnings exclude realized investment gains (losses), extraordinary items, the effects of the prior period adjustment relating to the Company's extended earnings program (see Note 2 and Note 13 of the accompanying consolidated financial statements), and the related taxes thereon. Premium revenue increased 14.1% during the year ended December 31, 1997 to $149.2 million from $130.8 million in 1996. In addition, the Company's GAAP combined ratio decreased to 98.2% in 1997 from 102.8% in 1996.

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

Expense Management
During 1997, the Company continued the expense management initiatives it began during 1996. The goal of the Company's expense management initiatives is to continually review its cost structure and reduce or eliminate certain expenses. Additionally, the Company seeks to tie expenses to operating results so that expenses become increasingly more variable with the Company's profitability and less fixed or volume sensitive. As a result, portions of the compensation for agents, employees and management are influenced by the Company's operating results. These programs help to align the Company's interests more directly with those of its shareholders. As a result of these initiatives, as well as an increase in the Company's premium revenue at a greater rate than its expenses, the Company's underwriting expenses as a percentage of premium revenue were reduced during 1997 to 29.0% compared to 30.2% for 1996.

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

Underwriting Expenses
Underwriting expenses increased $3.8 million, or 9.7%, to $43.3 million for the year ended December 31, 1997 from $39.5 million for the same period in 1996. For the year ended December 31, 1997, underwriting expenses were 29.0% of premium revenue compared to 30.2% in 1996. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period and the Company's continued expense management initiatives which began in 1996.

Federal Income Tax Expense
Federal income tax expense increased $5.9 million to $9.2 million in 1997 from $3.3 million in 1996. Federal income tax expense was 34.5% of income before federal income taxes in 1997 compared to 30.3% in 1996. The increase in income tax expense was primarily the result of the Company's increased premium volume and favorable operating results during 1997.

Net Income
Net income increased $11.5 million to $17.5 million in 1997 from $6.0 million in 1996 primarily as a result of the foregoing factors and the impact of $1.5 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item in 1996, as well as the implementation of a voluntary early retirement program which resulted in a one time charge to earnings of $0.8 million net of tax in the last quarter of 1996.

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

Underwriting Expenses
Underwriting expenses increased $3.5 million, or 9.5%, to $39.5 million for the year ended December 31, 1996 from $36.0 million for the same period in 1995. For the year ended December 31, 1996, underwriting expenses were 30.2% of premium revenue compared to 30.8% in 1995. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period.

Federal Income Tax Expense
Federal income tax expense decreased $1.3 million to $3.3 million in 1996 from $4.6 million in 1995. Federal income tax expense was 30.3% of income before federal income taxes in 1996 compared to 34.2% in 1995. The decrease in the Company's effective federal income tax rate was primarily attributable to an increase in tax exempt interest income in 1996.

Net Income
Net income decreased $2.8 million to $6.0 million in 1996 from $8.8 million in 1995 primarily as a result of the foregoing factors and the impact of $1.5 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item in 1996, as well as the implementation of a voluntary early retirement program which resulted in a one time charge to earnings of $0.8 million net of tax in the last quarter of 1996.

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


FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
 ($ in thousands except per share amounts)

--------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                              1997         1996         1995
--------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums                                                              $ 149,220    $ 130,780    $ 116,936
    Net investment income                                                    18,077       15,952       14,326
    Realized investment gains (losses), net                                   5,406        (640)          912
    Other income                                                              1,020          905          840
--------------------------------------------------------------------------------------------------------------
         Total revenues                                                     173,723      146,997      133,014
--------------------------------------------------------------------------------------------------------------
Losses and Expenses:
    Losses and loss adjustment expenses                                     103,301       94,977       83,184
    Underwriting expenses                                                    43,320       39,465       36,047
    Early retirement program expense                                            ---        1,177          ---
    Interest expense                                                            102          167          216
    Dividends to policyholders                                                  282          373          122
--------------------------------------------------------------------------------------------------------------
         Total losses and expenses                                          147,005      136,159      119,569
--------------------------------------------------------------------------------------------------------------
Income before federal income tax expense
    and extraordinary item                                                   26,718       10,838       13,445
Federal income tax expense                                                    9,218        3,281        4,592
--------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                             17,500        7,557        8,853
Extraordinary item - demutualization expenses                                   ---        1,543          ---
--------------------------------------------------------------------------------------------------------------
         Net income                                                        $ 17,500      $ 6,014      $ 8,853
--------------------------------------------------------------------------------------------------------------

Per Share Data:
    Income before extraordinary item - Basic                              $    3.33     $   1.90     $   2.95
--------------------------------------------------------------------------------------------------------------
    Income before extraordinary item - Diluted                            $    3.32     $   1.90     $   2.95
--------------------------------------------------------------------------------------------------------------
    Net income - Basic                                                    $    3.33     $   1.51     $   2.95
--------------------------------------------------------------------------------------------------------------
    Net income - Diluted                                                  $    3.32     $   1.51     $   2.95
--------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.
*Amounts have been  restated for certain  items as more fully  described in Note
2-Prior Period Adjustments.


FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
THE COMPANY MUTUAL INSURANCE COMPANY
Consolidated Balance Sheets
($ in thousands)

As of December 31,                                                                       1996        1997
------------------------------------------------------------------------------------------------------------

ASSETS
Investments:
   Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $248,984 in 1997 and $214,226 in 1996)                        $259,199    $219,188
     Held to maturity, at amortized cost
        (Fair value: $9,194 in 1997 and $9,973 in 1996)                                   8,855       9,782
   Equity securities
     Available for sale, at fair value
        (Cost: $3,363 in 1997 and $2,546 in 1996)                                         4,521       7,908
   Mortgage loans                                                                         1,660       1,745
   Other invested assets                                                                    553         748
   Short-term investments                                                                 5,643       5,333
------------------------------------------------------------------------------------------------------------
             Total investments                                                          280,431     244,704
------------------------------------------------------------------------------------------------------------
Cash                                                                                      5,841       4,110
Insurance receivables:
   Reinsurance receivables                                                               12,343      10,743
   Premiums receivable, net                                                              28,141      22,663
Deferred acquisition costs                                                               12,613      10,682
Accrued investment income                                                                 5,408       4,861
Deferred income tax asset, net                                                            4,422       3,944
Prepaid reinsurance premiums                                                              2,044       1,944
Receivable from affiliates, net                                                          17,786      16,133

Other assets                                                                              2,202       2,052
------------------------------------------------------------------------------------------------------------
             Total Assets                                                              $371,231    $321,836
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                    $156,622    $141,220
   Unearned premium reserve                                                              66,069      55,945
   Reinsurance premiums payable                                                           2,564         641
   Accrued expenses and other liabilities                                                21,474      17,674
   Debt                                                                                   1,268       1,304
------------------------------------------------------------------------------------------------------------
             Total liabilities                                                          247,997     216,784
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized
         and no shares issued and outstanding                                                 -           -

Common stock, $.01 par value, 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                         53          53
Additional paid in capital                                                               92,906      92,906
Retained earnings                                                                        22,883       5,383
Net unrealized investment gains                                                           7,392       6,710
------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                 123,234     105,052
------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                                $371,231    $321,836
------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.
*Amounts have been restated for certain items as more fully described in Note
2-Prior Period Adjustments.



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
 ($ in thousands)

For the Years Ended December 31,                                                1997        1996       1995
------------------------------------------------------------------------------------------------------------
Common stock
         Balance, beginning of year                                         $     53       $   -      $   -
         Common stock issued                                                       -          53          -
------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                     53          53          -
------------------------------------------------------------------------------------------------------------
Additional paid in capital
         Balance, beginning of year                                           98,140      43,715          -
         Prior period adjustment - See Note 2                                 (5,234)        -            -
------------------------------------------------------------------------------------------------------------
         Adjusted balance beginning of year                                   92,906      43,715          -

         Initial public offering and subscription offering, net                    -         -            -
         Payments to policyholders                                                 -     (12,210)         -
         Conversion of debt to common stock                                        -         265          -
         Demutualization of Farm Family Mutual                                     -      61,136          -
------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                 92,906      92,906          -
------------------------------------------------------------------------------------------------------------
Retained earnings
         Balance, beginning of year                                            5,838      65,284     55,678
         Prior period adjustment - See Note 2                                   (455)     (4,779)    (4,026)
------------------------------------------------------------------------------------------------------------
         Adjusted balance beginning of year                                    5,383      60,505     55,678
         Net income                                                           17,500       6,014      8,853
         Demutualization of Farm Family Mutual                                     -     (61,136)         -
------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                 22,883       5,383     60,505
------------------------------------------------------------------------------------------------------------
Net unrealized investment gains (losses)
         Balance, beginning of year                                            6,710       8,998     (2,701)
         Change in unrealized appreciation (depreciation), net                   682      (2,288)    11,699
------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                  7,392       6,710      8,998
------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment
         Balance, beginning of year                                                -        (118)         -
         Minimum pension liability adjustment                                                118       (118)
------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                      -           -       (118)
------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                  $123,234     $105,052    $69,385
------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.
*Amounts have been restated for certain items as more fully described in Note
2-Prior Period Adjustments.

                                      E-18



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Statements of Consolidated Cash Flows

($ in thousands)

For the Years Ended December 31,                                                     1997         1996         1995
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                            $17,500       $6,014      $8,853
-----------------------------------------------------------------------------------------------------------------------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Realized investment (gains) losses                                                (5,406)         640        (912)
     Amortization of bond discount                                                        329          130          62
     Deferred income taxes                                                               (845)        (900)        189
     Extraordinary item - demutualization expense                                           -        1,543           -
     Changes in:
         Reinsurance receivables                                                       (1,600)       3,030       1,254
         Premiums receivable, net                                                      (5,478)        (872)     (3,062)
         Deferred acquisition costs                                                    (1,931)        (155)     (1,856)
         Accrued investment income                                                       (547)        (601)       (213)
         Prepaid reinsurance premiums                                                    (100)         (80)        (58)
         Receivable from affiliates, net                                               (1,653)      (2,273)     (3,293)
         Other assets                                                                    (150)        (283)        742
         Reserves for losses and loss adjustment expenses                              15,402        3,242      10,024
         Unearned premium reserve                                                      10,124        3,146       3,956
         Reinsurance premiums payable                                                   1,923       (1,994)     (1,394)
         Accrued expenses and other liabilities                                         3,800        2,802       2,146
-----------------------------------------------------------------------------------------------------------------------
           Total adjustments                                                           12,864        7,375       7,585
-----------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities before extraordinary item         31,368       13,389      16,438
           Extraordinary item - demutualization expenses                                    -       (1,543)          -
-----------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                   31,368       11,846      16,438
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales:
    Fixed maturities available for sale                                                 8,019        5,670      28,466
    Other invested assets                                                                   -          144           -
    Equity securities                                                                   6,257            -           -
Investment collections:
    Fixed maturities available for sale                                                16,435        9,405      15,435
    Fixed maturities held to maturity                                                     904        2,561         514
    Mortgage loans                                                                         85           77          68
Investment purchases:
    Fixed maturities available for sale                                               (59,667)     (58,430)    (58,339)
    Fixed maturities held to maturity                                                  (1,294)      (2,042)     (1,598)
Change in short-term investments, net                                                    (310)       1,199      (3,519)
Change in other invested assets                                                           (30)         344         480
-----------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                      (29,601)     (41,072)    (18,493)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from IPO and Subscription Offerings                                                -       44,880           -
subscription
Demutualization payments to Policyholders and Noteholders                                   -      (12,842)          -
IPO Expenses paid                                                                           -       (1,080)          -
Principal payments on debt                                                                (36)         (32)        (42)
-----------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                            (36)      30,926         (42)
-----------------------------------------------------------------------------------------------------------------------
           Net increase (decrease) in cash                                              1,731        1,700      (2,097)
Cash, beginning of year                                                                 4,110        2,410       4,507
-----------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                      $5,841       $4,110      $2,410
-----------------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.
*Amounts have been restated for certain items as more fully described in Note
2-Prior Period Adjustments.

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

         The operations of the Company are closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life") and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family") (see Note 10). Farm Family Life is a stock life insurance company owned by the state Farm Bureau organizations of the ten states in which the Company operates. Farm Family Holdings has entered into an Option Purchase Agreement with the shareholders of Farm Family Life pursuant to which Farm Family Holdings has, for a two-year period commencing on July 26, 1996, the option to acquire Farm Family Life subject to certain conditions (See Note 16). The Company and Farm Family Life are affiliated by common management, shared agents and employees and similar Boards of Directors.

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

         Reserves for losses and loss adjustment expenses represent estimates of the ultimate amounts necessary to settle reported losses and a provision for incurred but not reported claims of insured losses. The reserve estimates are based on known facts and circumstances, including the Company's experience with similar cases and historical trends involving reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The reserves for losses and loss adjustment expenses include case basis estimates of reported losses, estimates of incurred but not reported losses based upon prior experience adjusted for current trends, and estimates of losses to be paid under assumed reinsurance contracts. Estimated amounts of recoverable salvage and subrogation are deducted from the reserves for losses and loss adjustment expenses. The establishment of appropriate reserves, as well as related amounts recoverable under reinsurance contracts is an inherently uncertain process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting adjustments, which may be material, are reflected in current operations (see Note 8).

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

         The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                            1997          1996          1995
         Net income before extraordinary item
               available to common stockholders                      $17,500,000    $7,557,000    $8,853,000
                                                                   ------------------------------------------
         Net income available to common stockholders                 $17,500,000    $6,014,000    $8,853,000
                                                                   ------------------------------------------
         Weighted average number of
             shares in basic earnings per share                        5,253,813     3,979,115     3,000,000
         Effect of stock options                                          17,134           ---           ---
                                                                   ------------------------------------------
         Weighted average number
             of shares in diluted earnings per share                   5,270,947     3,979,115     3,000,000
                                                                   ------------------------------------------
         Basic net income before extraordinary item
           per share -                                                     $3.33         $1.90         $2.95
                                                                   ------------------------------------------
         Diluted net income before extraordinary item
           per share -                                                     $3.32         $1.90         $2.95
                                                                   ------------------------------------------
         Basic net income per share                                        $3.33         $1.51         $2.95
                                                                   ------------------------------------------
         Diluted net income per share                                      $3.32         $1.51         $2.95
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

2. Prior Period Adjustments

     Previously, the Company accounted for its extended earnings program pursuant to Statement of Financial Accounting Standards No.5. The restatement of certain amounts within the Company's consolidated financial statements relates to the Company's retroactive adoption effective January 1, 1994 of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("Statement 112") to account for the Company's extended earnings program with its agents and agency managers. Pursuant to agreements between the Company and its agents and agency managers (collectively referred to hereafter as "agents"), subject to certain conditions including length of service, confidentiality, and non-competition, certain agents are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by the eligible former agents subsequent to the termination of the former agent's association with the Company.

     The Company has restated certain amounts within its consolidated financial statements as of and for the years ended December 31, 1997, 1996, 1995. The following table presents the restated and previoulsy reported amounts.

(Dollars in thousands, except per share data)
                                                1997               1996                1995
                                          ------------------  ----------------    -----------------
                                            As       As          As        As       As        As
                                         Reported  Restated   Reported  Restated  Reported  Restated

Balance Sheet:
  Deferred income tax asset, net          $1,469     $4,422     $1,520     $3,944    -          -
  Total assets                           368,278    371,231    319,412    321,836    -          -
  Accrued expenses and other liabilities  11,828     21,474      9,561     17,674    -          -
  Total liabilities                      238,351    247,997    208,671    216,784    -          -
  Stockholders' equity                   129,927    123,234    110,741    105,052    -          -
  Total liabilities and stockholders'    368,278    371,231    319,412    312,836    -          -
         equity

Statement of Income:
  Underwriting expenses                   41,787     43,320     38,160     39,465   34,902    36,047
  Federal income tax expense               9,747      9,218      3,676      3,281    4,984     4,592
  Income before extraordinary item        18,504     17,500      8,467      7,557    9,606     8,853
  Net Income                              18,504     17,500      6,924      6,014    9,606     8,853

Per Share Data:
  Income before extraordinary item-Basic   $3.52      $3.33      $2.13      $1.90    $3.20     $2.95
  Income before extraordinary item-Diluted  3.51       3.32       2.13       1.90     3.20      2.95
  Net income-Basic                          3.52       3.33       1.74       1.51     3.20      2.95
  Net income-Diluted                        3.51       3.32       1.74       1.51     3.20      2.95

     Additionally, the Statement of Stockholders' Equity reflects a decrease in the Company's retained earnings of $4,026,000 ($5,663,000 of accrued Statement 112 liability, net of a tax benefit of $1,637,000) as of January 1, 1995.

     During the third quarter of 1998, the Company modified the agreements with its agents and agency managers to include the revised eligibility conditions for its extended earnings program. As a result, a portion of the Company's Statement 112 liability will be extinguished (see Note 13).


3.  Plan of Reorganization and Conversion

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

         As part of the Plan, holders of Farm Family Mutual debt (see Note 9) could elect to exchange their debt instruments for shares of stock or cash. As a result, there were 17,000 shares and $1,107,000 in cash exchanged for debt with an outstanding principal amount of $1,371,000 plus accrued interest thereon.

    4.  Investments

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

    5.  Fair Value of Financial Instruments

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

         The following table presents the carrying value and fair value of the Company's financial instruments at December 31, 1997 and 1996.

                                                              December 31, 1997         December 31,1996
                                                              -----------------         ----------------
                                                              Carrying        Fair     Carrying         Fair
               ($ in thousands)                                  Value       Value        Value        Value
                                                                 -----       -----        -----        -----
         Assets
         ------
         Fixed maturities                                     $268,054    $268,393     $228,970     $229,161
         Equity securities                                       4,521       4,521        7,908        7,908
         Mortgage loans                                          1,660       1,660        1,745        1,745
         Cash and short-term investments                        11,484      11,484        9,443        9,443
         Premiums receivable, net                               28,141      28,141       22,663       22,663
         Receivable from affiliates, net                        17,786      17,786       16,133       16,133
         Accrued investment income and other assets              7,938       7,938        7,137        7,137
         Liabilities
         -----------
         Accrued expenses and other liabilities                 21,474      21,474       17,674       17,474
         Debt                                                    1,268       1,268        1,304        1,304


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

             Premiums Receivable, net; Accrued Investment Income and Other Assets; Receivable from Affiliates, net; and Accrued Expenses and Other Liabilities -- Due to their short-term nature, their carrying value approximates fair value, except for accrued expense for extended earnings which is carried at present value discounted at 5.81% in 1997 and 6.83% in 1996, which approximates fair value.

             Debt -- The fair value is based on discounted cash flows using current borrowing rates for similar debt arrangements.

    6.  Reinsurance

         The Company assumes and cedes insurance to participate in the reinsurance market, to geographically diversify its exposure to catastrophic losses, limit maximum losses and minimize exposure on large risks (see Note 13). Reinsurance contracts do not relieve the Company from its obligations to policyholders as the primary insurer. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities and economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Amounts recoverable are regularly evaluated by the Company and an allowance for uncollectible reinsurance is provided when collection is in doubt. At December 31, 1997 and 1996, the Company determined it was not necessary to provide an allowance for uncollectible reinsurance.

          The Company's reinsurance program also includes reinsurance agreements with United Farm Family (see Note 11).

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

    7.  Income Taxes

        The components of the deferred income tax assets and liabilities at December 31, 1997 and 1996 are as follows:


               ($ in thousands)
         Deferred Income Tax Assets                                                      1997             1996
         --------------------------                                                      ----             ----
         Reserves for losses and loss adjustment expenses                                $5,124          $4,423
         Unearned premium reserve                                                         4,476           3,774
         Accrued expenses and other liabilities                                           3,940           3,221
         Investments                                                                        133             148
                                                                               ---------------------------------
                 Total deferred income tax assets                                        13,673          11,566
                                                                               ---------------------------------

         Deferred Income Tax Liabilities
         Deferred acquisition costs                                                       4,414           3,739
         Unrealized investment gains, net                                                 3,981           3,614
         Other assets                                                                       856             269
                                                                               ---------------------------------
                 Total deferred income tax liabilities                                    9,251           7,622
                                                                               ---------------------------------
                      Net deferred income tax asset                                      $4,422          $3,944
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

         The components of income tax expense (benefit) are as follows:

              ($ in thousands)                                     Year Ended December 31,
                                                                   -----------------------
                                                                   1997         1996        1995
                                                                   ----         ----        ----
         Current                                                $10,063       $4,181      $4,403
         Deferred                                                 (845)        (900)         189
                                                          ---------------------------------------
         Total income tax expense                                $9,218       $3,281      $4,592
                                                          ---------------------------------------

         The Company paid income taxes of $9,962,000, $4,592,000, and $3,952,000 in 1997, 1996 and 1995 respectively.

         A reconciliation of the differences between the Company's effective tax rates and the United States federal income tax rates follows:

                                                                  Year Ended December 31,
                                                                  -----------------------
         ($ in thousands)                                   % of                % of                 % of
                                                            Pretax              Pretax               Pretax
                                                     1997   Income       1996   Income        1995   Income
                                                     ----   ------       ----   ------        ----   ------
         Income tax provision at prevailing        $9,351   35.00%     $3,704   34.18%      $4,613   34.31%
         rates
         Tax effect of:
         Tax exempt interest income                 (380)   (1.42)      (107)    (.98)        (11)    (.08)
         Dividends received deduction               (157)    (.59)      (156)   (1.43)       (148)   (1.10)
         Other, net                                   404     1.51      (160)   (1.47)        138     1.03
                                                 -----------------------------------------------------------
         Federal income tax expense                $9,218   34.50%     $3,281   30.30%      $4,592   34.16%
                                                 -----------------------------------------------------------

    8.  Reserves for Losses and Loss Adjustment Expenses

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

      9. Debt

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

    10.  Benefits Plans

        Pension Plan:
         The Company and Farm Family Life sponsor a qualified multi-employer noncontributory defined benefit pension plan covering substantially all of the Company's and Farm Family Life's full-time employees who meet the eligibility requirements. Benefits under the pension plan are primarily based upon the employee's length of service and the employee's average compensation for certain periods during the last years of employment. The Company's funding policy for its defined benefit pension plan is to make annual contributions in accordance with accepted actuarial cost methods subject to regulatory funding limitations. Effective January 1, 1997, the Company and Farm Family Life froze benefits available through the defined benefit plan. In addition, the Company implemented a voluntary early retirement program in the fourth quarter of 1996 (see Note 15).

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

         ($ in thousands, except per share amounts)                As reported            Pro forma
                                                                   ------------           ---------
              Net income                                                $17,500             $17,112
              Basic earnings per share                                    $3.33               $3.26
              Diluted earnings per share                                  $3.32               $3.25


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

   11.  Related Party Transactions

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

         The Company's reinsurance program includes reinsurance agreements with United Farm Family. In accordance with the provisions of these reinsurance agreements, the Company recognized commission income of $63,000, $191,000, and $2,000 during the years ended December 31, 1997,
         1996 and 1995, respectively. Effective December 31, 1997, the Company has terminated the reinsurance agreements with United Farm Family. A summary of the effect of the reinsurance agreements with United Farm Family on premiums written and earned is described in Note 6.

         Receivable from affiliates represents amounts due from United Farm Family pursuant to a reinsurance agreement and amounts due from Farm Family Life and United Farm Family for shared expenses.

   12.  Dividends From Subsidiaries and Statutory Financial Information

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

   13.  Commitments, Contingencies and Uncertainties

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

     Pursuant  to  agreements  between  the  Company  and its  agents and agency managers (collectively referred to hereafter as "agents"), subject to certain conditions including length of service, confidentiality, and non-competition, certain agents are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by eligible former agents subsequent to the termination of the former agent's association with the Company. As described in Note 2 - Prior Period Adjustments, the Company has recorded a $10,157,000 liability for the extended earnings program (the "Program") in accordance with Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("FAS 112") to account for the Program.

     During the third quarter of 1998, the Company intends to modify the agreements with its agents to include revised conditions under which eligible agents may receive extended earnings payments. In addition to the conditions described previously, extended earnings will be paid only if a successor agent(s) assumes the right to service the book of business of the eligible former agents and agrees to become primarily responsible for making the extended earning payments. In the event that no successor agent(s) assumes the right to service the book of business of an eligible former agent, the Company has no obligation to make the extended earnings payments. As a result, the successor agent(s), not the Company, will be the primary obligor responsible for extended earnings payments. Since the inception of the Program in 1986, the Company has always been able to identify successor agents willing to assume the rights to service such books of business. The Company will act as guarantor of the amounts payable to eligible former agents who have terminated their association with the Company by successor agents who agree to make the extended earnings payments. The Company expects to enforce the terms of the guarantee in the event of default by a successor agent. When the Company's modified agreements with its agents become effective, which the Company expects to be during the third or fourth quarter of 1998, approximately $6,319,000 of the Company's FAS 112 liability will be extinguished and the Company expects to record a net gain on this extinguishment of approximately $4,171,000 ($6,319,000 less taxes of $2,148,000). The Company's is primary liable for its remaining FAS 112 liability which will be approximately $3,838,000 and represents the aggregate amount owed by the Company to eligible former agents that have terminated their association with the Company and are currently receiving extended earnings payments. The Company remaining FAS 112 liability is being funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by eligible former agents who have terminated their association with the Company pursuant to agreements with such agents. Funding from successor agents is subject to the ability of the successor agents to generate sufficient commissions to satisfy the liability.



14. Unaudited Interim Financial Information
                                                                           Quarter Ended
         ($ in thousands except per share data)         March 31    June 30      September 30     December 31
                                                        --------    -------      ------------     -----------
         1997
        Revenues                                          $39,519   $46,087           $43,482         $44,635
        Net income                                          2,974     6,972             3,829           3,905
        Per share:
          Net income before
             extraordinary item - Basic                     $0.53     $1.33             $0.73           $0.74
          Net income before
             extraordinary item - Diluted                   $0.53     $1.33             $0.72           $0.74
          Net income - Basic                                $0.53     $1.33             $0.73           $0.74
          Net income - Diluted                              $0.53     $1.33             $0.72           $0.74

         1996
        Revenues                                          $35,810   $36,106           $37,264         $37,817
        Net income before extraordinary item                  585     2,301             3,238           1,433
        Net income                                             64     1,405             3,112           1,433
        Per share:
          Net income before
             extraordinary item - Basic                     $0.20     $0.78             $0.70           $0.27
          Net income before
             extraordinary item - Diluted                   $0.20     $0.78             $0.70           $0.27
          Net income - Basic                                $0.02     $0.47             $0.67           $0.27
          Net income - Diluted                              $0.02     $0.47             $0.67           $0.27


   15.   Extraordinary Item and Non-Recurring Expenses

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

16.   Acquisition of Farm Family Life

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

 17.   Future Application of Accounting Standards

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

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for each of the three years in the period ended December 31, 1997.


                                                  PricewaterhouseCoopers


Albany, New York
September 30, 1998
                                      E-40



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
