Form 10-Q/A
period 1998-03-31
FARM FAMILY HOLDINGS INC
filed 1998-10-20
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10Q/A


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



               FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED  BALANCE  SHEETS
 (                        $ in thousands)
                                                                                  (Unaudited)
                                                                                March 31, 1998*    December 31, 1997*
-----------------------------------------------------------------------------------------------------------------------
Assets
Investments:
     Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $250,002 in 1998 and $248,984 in 1997 )                       $259,956               $259,199
     Held to maturity, at amortized cost
        (Fair value: $8,949 in 1998 and $9,194 in 1997)                                   8,602                  8,855
   Equity securities
     Available for sale, at fair value
            (Cost: $3,363 in 1998 and 1997)                                               4,730                  4,521
   Mortgage loans                                                                           745                  1,660
   Other invested assets                                                                    544                    553
   Short-term investments                                                                11,609                  5,643
-----------------------------------------------------------------------------------------------------------------------
             Total investments                                                          286,186                280,431
-----------------------------------------------------------------------------------------------------------------------
Cash                                                                                      5,327                  5,841
Insurance receivables:
   Reinsurance receivables                                                               15,630                 12,343
   Premiums receivable, net                                                              31,912                 28,141
Deferred acquisition costs                                                               13,401                 12,613
Accrued investment income                                                                 4,820                  5,408
Deferred income tax asset, net                                                            4,463                  4,422
Prepaid reinsurance premiums                                                                643                  2,044
Receivable from affiliates, net                                                          18,191                 17,786
Other assets                                                                              3,194                  2,202
-----------------------------------------------------------------------------------------------------------------------
             Total Assets                                                              $383,767               $371,231
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
LIABILITIES aND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                    $163,498               $156,622
   Unearned premium reserve                                                              69,119                 66,069
   Reinsurance premiums payable                                                           1,640                  2,564
   Accrued expenses and other liabilities                                                22,024                 21,474
   Debt                                                                                   1,264                  1,268
-----------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                          257,545                247,997
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock $.01 par value 1,000,000 shares authorized
         and no shares issued and outstanding                                                 -                      -

    Common stock $.01 par value 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                         53                     53
    Additional Paid in Capital                                                           92,906                 92,906
    Retained earnings                                                                    25,904                `22,883
    Accumulated other comprehensive income                                                7,359                  7,392
-----------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                 126,222                123,234
-----------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                                $383,767               $371,231
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
 See accompanying notes to Consolidated Financial Statements.


*Amounts have been  restated for certain  items as more fully  described in Note
2-Prior Period Adjustments.



               FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              ($ in thousands, except per share data)


                                                                                                    (Unaudited)
                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                               1998*             1997*
------------------------------------------------------------------------------------------------------------------------


Revenues:
     Premiums                                                                                $42,815            $34,973
     Net investment income                                                                     4,767              4,416
     Realized investment gains  (losses), net                                                    126               (90)
     Other income                                                                                219                220
------------------------------------------------------------------------------------------------------------------------
                   Total revenues                                                             47,927             39,519
------------------------------------------------------------------------------------------------------------------------
Losses and Expenses:
     Losses and loss adjustment expenses                                                      32,139             24,697
     Underwriting expenses                                                                    11,474             10,490
     Interest expense                                                                             25                 26
     Dividends to policyholders                                                                   50                 38
------------------------------------------------------------------------------------------------------------------------
             Total losses and expenses                                                        43,688             35,251
------------------------------------------------------------------------------------------------------------------------
Income before federal income tax expense                                                       4,239              4,268
Federal income tax expense                                                                     1,217              1,474
------------------------------------------------------------------------------------------------------------------------
             Net income                                                                        3,022              2,794
------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:

Unrealized holding gain (loss) arising during the period
 (net of deferred tax of ($53) and $1,632, respectively)                                        100              (3,031)
Reclassification adjustment for gains (losses) included in net income
 (net of tax expense (benefit) of $72 and ($19), respectively)                                 (133)                36
------------------------------------------------------------------------------------------------------------------------

             Other comprehensive income (loss)                                                  (33)            (2,995)
------------------------------------------------------------------------------------------------------------------------

             Comprehensive income (loss)                                                      $2,989             $(201)
------------------------------------------------------------------------------------------------------------------------

Per Common Share:
       Basic earnings per common share                                                         $0.58             $ 0.53
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
       Diluted earnings per common share                                                       $0.57             $ 0.53
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
       Basic weighted average shares outstanding                                           5,253,813          5,253,813
------------------------------------------------------------------------------------------------------------------------
       Diluted weighted average shares outstanding                                         5,301,498          5,253,813
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.

*Amounts have been  restated for certain  items as more fully  described in Note
2-Prior Period Adjustments.



               FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($ in thousands)
                                                                                                      (Unaudited)
                                                                                                   For the Three Months
                                                                                                      Ended March 31,
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                                         $3,022         $2,794
-------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income
      to net cash provided by operating activities:
    Realized investment (gains) losses                                                              (126)             90
    Amortization of bond discount                                                                     76              48
    Deferred income taxes                                                                            (24)           (298)
    Changes in:
         Reinsurance receivables                                                                  (3,287)            342
         Premiums receivable                                                                      (3,771)         (2,891)
         Deferred acquisition costs                                                                 (788)            (39)
         Accrued investment income                                                                    588            388
         Prepaid reinsurance premiums                                                               1,401           (447)
         Receivable from affiliates                                                                 (405)             54
         Other assets                                                                               (991)             57
         Reserves for losses and loss adjustment expenses                                           6,876          1,985
         Unearned premium reserve                                                                   3,050          2,198
         Reinsurance premiums payable                                                               (924)          1,418
         Accrued expenses and other liabilities                                                       550          2,100
-------------------------------------------------------------------------------------------------------------------------
            Total adjustments                                                                       2,225          5,005
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                               5,247          7,799
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTiNG ACTIVITIES Proceeds from sales:
    Fixed maturities available for sale                                                                 -          3,514
Investment collections:
    Fixed maturities available for sale                                                            14,553          3,303
    Fixed maturities held to maturity                                                                 239            207
    Mortgage loans                                                                                    915             20
Investment purchases:
    Fixed maturities available for sale                                                          (15,507)       (15,528)
    Fixed maturities held to maturity                                                                   -          (131)
    Equity securities                                                                                   -           (56)
Change in short-term investments, net                                                             (5,966)            784
Change in other invested assets                                                                         9          (125)
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                 (5,757)        (8,012)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Principal payments on debt                                                                            (4)           (11)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                                     (4)           (11)
-------------------------------------------------------------------------------------------------------------------------
            Net decrease in cash                                                                    (514)          (224)
Cash, beginning of period                                                                           5,841          4,110
-------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                $5,327         $3,886
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

    2.  Prior Period Adjustments

     Previously, the Company accounted for its extended earnings program pursuant to Statement of Financial Accounting Standards No. 5. The restatement of certain amounts within the Company's consolidated financial statements relates to the Company's retroactive adoption effective January 1, 1994 of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("Statement 112") to account for the Company's extended earnings program with its agents and agency managers. Pursuant to agreements between the Company and its agents and agency managers (collectively referred to hereafter as "agents"), subject to certain conditions including length of service, confidentiality, and non-competition, certain agents are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by eligible former agents subsequent to the termination of the former agent's association with the Company.

     The Company has restated certain amounts within its consolidated financial statements as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997. The following table presents the restated and previously reported amounts:

(Dollars in thousands, except per share data)
                                                               March 31, 1998          December 31, 1998
                                                              As           As            As          As
                                                           Reported     Restated      Reported    Restated
         Balance Sheet:
             Deferred income tax asset, net                    $1,435      $4,463      $1,469      $4,422
             Total assets                                     380,739     383,767     368,278     371,231
             Accrued expenses and other liabilities            12,116      22,024      11,828      21,474
             Total liabilities                                247,637     257,545     238,351     247,997
             Stockholders' equity                             133,102     126,222     129,927     123,234
             Total liabilities and stockholders' equity       380,739     383,767     368,278     371,231

                                                                  For the three months ended March 31
                                                                       1997                 1998
                                                                       ----                 ----
                                                                 As           As        As         As
                                                              Reported     Restated  Reported    Restated
         Statements of Income:
             Underwriting expenses                             11,213      11,474     $10,090     $10,490
             Federal income tax expense                         1,292       1,217       1,612       1,474
             Net income                                         3,208       3,022       3,056       2,794
         Per share data:
             Net income-Basic                                   $0.61       $0.58       $0.58       $0.53
             Net income-Diluted                                 $0.61       $0.57       $0.58       $0.53

     3.  Earnings Per Share

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                          1998        1997
         Net income available to common stockholders                                  $3,022,000  $2,794,000
                                                                                     ------------------------
         Weighted average number of  shares in basic earnings per share                5,253,813   5,253,813
         Effect of stock options                                                          47,685         ---
                                                                                     ------------------------
         Weighted average number of shares in diluted earnings per share               5,301,498   5,253,813
                                                                                     ------------------------
         Basic net income per share                                                        $0.58       $0.53
                                                                                     ------------------------
         Diluted net income per share                                                      $0.57       $0.53
                                                                                     ------------------------

     4.  Future Application of Accounting Standards

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

     Pursuant  to  agreements  between  the  Company  and its  agents and agency managers (collectively referred to hereafter as "agents"), subject to certain conditions including length of service, confidentiality, and non-competition, certain agents are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by eligible former agents subsequent to the termination of the former agent's association with the Company. As described in note 2 - Prior Period Adjustments, the Company has recorded a $10,157,000 liability for the extended earnings program (the "Program") in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement 112") to account for the Program. During the third quarter of 1998, the Company intends to modify the agreements with its agents to include revised conditions under which eligible agents may receive extended earnings payments. In addition to the conditions described previously, extended earnings will be paid only if a successor agent(s) assumes the right to service the book of business of the eligible former agent and agrees to become primarily responsible for making the extended earnings payments. In the event that no successor agent(s) assumes the right to service the book of business of an eligible former agent, the Company has no obligation to make the extended earnings payments. The Company has no intention to waive this provision of its agreements with its agents. As a result, the successor agent(s), not the Company, will be the primary obligor responsible for extended earnings payments. Since the inception of the Program in 1986, the Company has always been able to identify successor agents willing to assume the rights to service such books of business. The Company will act as guarantor of the amounts payable to eligible former agents who have terminated their association with the Company by successor agents who agree to make the extended earnings payments. The Company expects to enforce the terms of the guarantee in the event of default by a successor agent. When the Company's modified agreements with its agents become effective, which the Company expects to be during the third or fourth quarter of 1998, approximately $6,319,000 of the Company's Statement 112 liability will be extinguished and the Company expects to record a net gain on this extinguishment of approximately $4,171,000 ($6,319,000 less taxes of $2,148,000). The Company is primary liable for its remaining Statement 112 liability which will be approximately $3,838,000 and represents the aggregate amount owed by the Company to eligible former agents that have terminated their association with the Company and are currently receiving extended earnings payments. The Company's remaining Statement 112 liability is being funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by eligible former agents who have terminated their association with the Company pursuant to agreements with such agents. Funding from successor agents is subject to the ability of the successor agents to generate sufficient commissions to satisfy the liability.

     6   Acquisition of Farm Family Life

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



              Farm Family Holdings, Inc.
    Unaudited Pro Forma Consolidated Balance Sheet
                    March 31, 1998
                   ($ in thousands)
                                                                                              Pro
                                                                                             Forma
                                                          Farm Family     Farm Family      Adjustments
                                                            Holdings         Life            Dr.         Cr.       Pro Forma
ASSETS
Investments
Fixed maturities
     Available for sale                                         $259,956      $698,929     $           $                $958,885
     Held to maturity, at amortized cost                           8,602                                                   8,602
   Equity securities                                               4,730        40,393                                    45,123
   Mortgage loans                                                    745        13,361                                    14,106
   Policy loans                                                                 29,386                                    29,386
   Other invested assets                                             544           724                                     1,268
   Short-term investments                                         11,609         6,582                                    18,191
                                                        -------------------------------------------------------------------------
        Total investments                                        286,186       789,375                                 1,075,561
                                                        -------------------------------------------------------------------------

Cash                                                               5,327         1,378                                     6,705
Insurance receivables:
   Reinsurance receivables                                        15,630         1,960                                    17,590
   Premiums receivable                                            31,912                           (D)     107            31,805
Deferred acquisition costs                                        13,401        30,661             (B)  30,661            13,401
Present value of future profits                                                        (B)  20,941                        20,941
Accrued investment income                                          4,820        12,765                                    17,585
Property and equipment, net                                                     12,416 (B)   4,235                        16,651
Deferred income tax asset, net                                     4,463                                                   4,463
Prepaid reinsurance premiums                                         643                                                     643
Receivable from affiliates, net                                   18,191                           (D)  18,191                 0
Other assets                                                       3,194         1,827             (A)     824             4,197
                                                        -------------------------------------------------------------------------
        Total Assets                                            $383,767      $850,382     $25,176     $49,783        $1,209,542
                                                        -------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Reserves for losses and loss adjustment expenses             $163,498       $           $           $                $163,498
   Future policy and contract benefits                                         216,619                                   216,619
   Funds on deposit from policyholders                                         423,112 (B)   2,251                       420,861
   Unearned premium reserve                                       69,119                                                  69,119
   Accrued dividends to policyholders                                            5,023                                     5,023
   Reinsurance premiums payable                                    1,640                                                   1,640
   Deferred income tax liability                                                33,780 (B)   1,133                        32,647
   Payable to affiliate                                                         18,298 (D)  18,298                             0
   Accrued expenses and other liabilities                         22,024         4,800             (B)     100            26,924
   Debt                                                            1,264                                                   1,264
   Participating policyholders' interest                                       109,125                                   109,125
                                                        -------------------------------------------------------------------------
        Total liabilities                                        257,545       810,757      21,682         100        $1,046,720
                                                        -------------------------------------------------------------------------
Commitments and contingencies
Mandatory redeemable preferred stock                                                               (A)   5,856             5,856

Stockholders' equity:
   Common stock                                                       53         3,001 (C)   3,001 (A)       8                61
   Additional Paid in Capital                                     92,906                           (A)  30,736           123,642
   Retained earnings                                              25,904        34,931 (C)  34,931                        25,904
   Accumulated other comprehensive income                          7,359         1,693 (C)   1,693                         7,359
                                                        -------------------------------------------------------------------------
        Total stockholder's equity                               126,222        39,625      39,625      30,744           156,966
                                                        -------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                      $383,767      $850,382     $61,307     $36,700        $1,209,542
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

     Assets Adjustment of carrying amount of properties  occupied by Farm  Family  Life  based on a current  appraisal  of the estimated  fair market value of the  building.  In addition, based on information  contained in the current appraisal and an evaluation of the current condition of the building,  the
     estimated useful life has been changed to 20 years.                  $4,235

     Elimination  of  historical   deferred   acquisition   costs       (30,661)

     Adjustment to record present value of future profits calculated based on a discount rate equal to each year's earned rate for traditional insurance products, which range from 8% to 9%, and each year's credited rate for annuities and universal life products, which range from 6% to 7%, less the excess of net assets acquired over the purchase price. The earned rate for traditional life insurance products and the credited rate for annuities and universal life products is the rate used by Farm Family Life to credit interest to policyholders' funds held by these products. The amount of interest accrued on the unamortized present value of future profits balance during the year was $0.4 million. The interest accrual rate was 6.5% for universal life products, 6.3% for annuities, and 9.0% for traditional life products.

     For  traditional  insurance  products,  the present value of future profits is amortized,  with interest in proportion to the ratio of  estimated  annual  revenues  over the contract period.  For universal life contracts and annuity contracts, the  present  value of  future  profits  is  amortized  at a constant rate based upon the amount  expected to be realized over  the  life  of  the  contracts,  which  is  reevaluated annually.  For most life  insurance,  a 15-year  to  40-year amortization  period is used,  and a 20-year  period is used for annuities.  Approximately $2.1 million is expected to be amortized  during each of the years ended December 31, 1998,
     1998, 2000, 2001 and 2002.                                           20,941







                          Farm Family Holdings, Inc.
              Notes to Unaudited Pro Forma Consolidated Balance Sheet
                               March 31, 1998
                              ($ in thousands)

Liabilities Adjustment to reflect the net deferred tax benefit of purchase accounting adjustments using a statutory rate of 34% $1,133

Adjustment to record liability for Guaranty Funds                          (100)

Adjustment of carrying amount of funds on deposit from policyholders based on fair market value. Policyholder funds held at variable rates are carried at their account value which approximates fair value. The fair value of policyholder funds held at fixed rates is the present value of the funds
calculated using current market rates.                                     2,251

(C) Adjustment to eliminate Farm Family Life's stockholder's equity

(D) Adjustment to eliminate intercompany balances


                    Farm  Family  Holdings,  Inc.
   Unaudited  Pro Forma  Consolidated Statement  of Income
              For the three months ended March 31, 1998
              ($in thousands, except per share data)

                                                                                                   Pro
                                                                                                  Forma
                                                         Farm Family       Farm Family          Adjustments
                                                          Holdings             Life           Dr.          Cr.      Pro Forma

Revenues:
    Premiums from property/casualty operations                $42,815                 $0     $           $              $42,815
    Premiums from life and health operations                                       7,827                                  7,827
    Net investment income                                       4,767             13,889                                 18,656
    Realized investment gains (losses), net                       126                663                                    789
    Policy and contract charges                                                    1,167                                  1,167
    Other income                                                  219                264 (c)    217                         266
                                                        ------------------------------------------------------------------------
        Total revenues                                         47,927             23,810        217                      71,520
                                                        ------------------------------------------------------------------------

Losses, Benefits and Expenses:
    Losses and loss adjustment expenses                        32,139                469                                 32,608
    Benefits to policyholders                                                      6,052                                  6,052
    Underwriting & operating expenses                          11,474              1,994 (a)     37  (c)      217        13,288
    Non-recurring charges                                                             92                                     92
    Interest credited to policyholders                                             6,309                                  6,309
    Amortization of policy acquisition costs                                       1,782             (a)    1,782             0
    Amortization of present value of future profits                                      (a)    516                         516
    Interest expense                                               25                                                        25
    Dividends to policyholders                                     50                                                        50
    Participating policyholders' interest                                          5,753 (a)  1,579  (a)      444         6,888

                                                        ------------------------------------------------------------------------
        Total losses and expenses                              43,688             22,451      2,132         2,443        65,828
                                                        ------------------------------------------------------------------------

        Net Income before federal income tax expense            4,239              1,359      2,349         2,443         5,692

        Federal income tax expense                              1,217                455 (b)     32                       1,704
                                                        ------------------------------------------------------------------------

        Net Income before preferred stock dividends             3,022                904      2,381         2,443         3,988

        Preferred stock dividends                                                        (a)     90                          90
                                                        ------------------------------------------------------------------------

        Net Income applicable to common shareholders           $3,022               $904     $2,471        $2,443        $3,898
                                                        ------------------------------------------------------------------------

        Net Income per Common Share - Basic                     $0.58                                                     $0.64
                                                        --------------                                            --------------

        Net Income per Common Share - Diluted                   $0.57                                                     $0.64
                                                        --------------                                            --------------

        Weighted average shares - Basic                     5,253,813                                (d)  824,650     6,078,463
                                                        --------------                                            --------------

        Weighted average shares - Diluted                   5,301,498                                (d)  824,650     6,126,148
                                                        --------------                                            --------------
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

(a) Adjustment resulting from the allocation of the purchase price for the acquisition based on the estimated fair value of the underlying net assets are as follows:

     Additional  depreciation  expense incurred due an adjustment of the fair market value of the building  based on a current appraisal and a change in the  estimated  useful life of the building to 20 years based on  information  contained in the current appraisal and an evaluation of the current condition
     of the building                                                         $37

     Adjustment to reverse  amortization of deferred  acquisition
     costs                                                               (1,782)

     Participating   policyholders'   share  of  amortization  of
     deferred acquisition costs                                            1,579


     Adjustment to record amortization of present value of future
     profits                                                                 516

     Participating   policyholders'   share  of  amortization  of
     present value of future profits                                       (444)

     Series A Preferred  stock  dividends on estimated fair value
     of $5,856 of  preferred  stock at a rate of 6 1/8% per annum             90


(b)  Adjustment to reflect the federal  income tax effect of item
     (a) above using statutory rate of 34%                                    32

(c) Adjustment to eliminate intercompany balances                            217

(d) Adjustment to reflect estimated additional shares of common stock issued in the acquisition assuming an average closing price of $37 9/32 if the closing had occurred on April 6, 1998. The actual average closing price and the actual number of shares of common stock that will be issued to the selling stockholders
may vary significantly from these amounts.                               824,650



               Farm Family Holdings, Inc.
  Unaudited Pro Forma Consolidated Statement of Income
          For the year ended December 31, 1997
         ($ in thousands, except per share data)

                                                                                                    Pro
                                                                                                   Forma
                                                           Farm Family       Farm Family         Adjustments
                                                             Holdings            Life           Dr.         Cr.     Pro Forma

Revenues:
     Premiums from property/casualty operations                 $149,220            $9,020    $          $             $158,240
     Premiums from life and health operations                                       30,505                               33,356
     Net investment income                                        18,077            54,964                               73,041
     Realized investment gains (losses), net                       5,406             2,914                                8,320
     Policy and contract charges                                                     5,041                                5,041
     Other income                                                  1,020             1,153 (c)    808                     1,365
                                                          ----------------------------------------------------------------------
         Total revenues                                          173,723           103,597        808                   279,363
                                                          ----------------------------------------------------------------------

Losses, Benefits and Expenses:
     Losses and loss adjustment expenses                         103,301             9,975                              113,276
     Benefits to policyholders                                                      26,843                               26,843
     Underwriting & operating expenses                            43,320             7,748 (a)    158 (c)      808       50,418
     Non-recurring charges                                                             707                                  707
     Interest credited to policyholders                                             24,813                               24,813
     Amortization of policy acquisition costs                                        6,852            (a)    6,852            0
     Amortization of present value of future profits                                       (a)  2,233                     2,233
     Interest expense                                                102                                                    102
     Dividends to policyholders                                      282                                                    282
                                                          ----------------------------------------------------------------------
     Participating policyholders' interest                                          21,617 (a)  5,994 (a)    1,929       25,682
                                                          ----------------------------------------------------------------------
         Total losses and expenses                               147,005            98,555      8,385        9,589      244,356
                                                          ----------------------------------------------------------------------

         Net Income before federal income tax expense             26,718             5,042      9,193        9,589       32,156

         Federal income tax expense                                9,218             1,702 (b)    135                    11,055
                                                          ----------------------------------------------------------------------

         Net Income before preferred stock dividends              17,500             3,340      9,328        9,589       21,101

         Series A Preferred stock dividends                                                (a)    359                       359
                                                          ----------------------------------------------------------------------

         Net Income applicable to common shareholders            $17,500            $3,340     $9,687       $9,589       20,742
                                                          ----------------------------------------------------------------------

         Net Income per Common Share - Basic                       $3.33                                                  $3.41
                                                          ---------------                                          -------------

         Net Income per Common Share - Diluted                     $3.32                                                  $3.40
                                                          ---------------                                          -------------

         Weighted average shares - Basic                       5,253,813                              (d)  824,650    6,078,463
                                                          ---------------                                          -------------

         Weighted average shares - Diluted                     5,270,947                              (d)  824,650    6,095,597
                                                          ---------------                                          -------------
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

(a) Adjustment resulting from the allocation of the purchase price for the Acquisition based on the estimated fair value of the underlying net assets are as follows:

     Additional  depreciation  expense incurred due an adjustment of the fair market value of the building  based on a current appraisal and a change in the  estimated  useful life of the building to 20 years based on  information  contained in the current appraisal and an evaluation of the current condition
     of the building                                                        $158

     Adjustment to reverse  amortization of deferred  acquisition
     costs                                                               (6,852)

     Participating   policyholders'   share  of  amortization  of
     deferred acquisition costs 5,994

     Adjustment to record amortization of present value of future
     profits                                                               2,233

     Participating   policyholders'   share  of  amortization  of
     present value of future profits                                     (1,929)

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


Results of Operations

The Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

Premiums
Premium revenue increased $7.8 million or 22.4%, during the three months ended March 31, 1998 to $42.8 million from $35.0 million for the same period in 1997. The increase in premium revenue in 1998 resulted from an increase of $5.9 million in earned premiums on additional business directly written by the Company, and an increase of $0.1 million in earned premiums from assumed business and a decrease of $1.8 million in earned premiums ceded to reinsurers and not retained by the Company. The $5.9 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $4.8 million, or 15.6%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package), as well as an increase of $0.7 million in earned premiums from the Company's workers' compensation business. The Company has approximately 158,600 total policies in force. The number of policies in force related to the Company's primary products increased by 11.7% to approximately 130,600 as of March 31, 1998 from approximately 116,900 as of March 31, 1997 and the average premium earned for each such policy increased by 3.4% during the three months ended March 31, 1998 compared to the same period in 1997. Net written premiums increased 28.9% to $47.4 million for the three months ended March 31, 1998 compared to $36.7 million for the same period in 1997. The increase in net written premiums is primarily attributable to the growth in direct writings to customers, a decrease in written premium ceded to reinsurers and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings came from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, and Rhode Island. In addition, direct writings of all the Company's primary products, particularly personal automobile, increased during the first quarter of 1998.

Net Investment Income
Net investment income increased $0.4 million or 7.9% to $4.8 million for the three months ended March 31, 1998 from $4.4 million for the same period in 1997. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $44.3 million, or 18.8% from March 31, 1998 compared to March 31, 1997. The return realized on the Company's cash and investments was 6.9% for the three months ended March 31, 1998 and 7.5% for the same period in 1997. The reduction in the return realized on the Company's cash and invested assets is primarily attributable to an increase in investment in tax-exempt bonds which provide for a larger after tax return.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses increased $7.4 million, or 30.1%, to $32.1 million for the three months ended March 31, 1998 from $24.7 million for the same period in 1997. Loss and loss adjustment expenses were 75.1% of premium revenue for the three months ended March 31, 1998 compared to 70.6% of premium revenue for the same period in 1997. The increase in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the increase in weather related losses during the first three months of 1998. Losses believed to be weather related aggregated $4.1 million in the three months ended March 31, 1998 compared to $2.1 million for the same period in 1997. The increase in weather related losses was primarily attributable to severe ice storms which impacted the upstate New York and Maine territories in which the Company writes business.

Underwriting Expenses
Underwriting expenses increased $1.0 million, or 9.4%, to $11.5 million for the three months ended March 31, 1998 from $10.5 million for the same period in 1997. For the three months ended March 31, 1998, underwriting expenses were 26.8% of premium revenue compared to 30.0% for the same period in 1997. The decrease in underwriting expenses as a percent of premium revenue was primarily attributable to a greater relative increase in the Company's premium revenue than in the level of overhead expenses, as well as the continuation of a company-wide expense management program.

Federal Income Tax Expense
Federal income tax expense decreased $0.3 million to $1.2 million in 1998 from $1.5 million in 1997. Federal income tax expense was 28.7% of income before federal income tax expense for the three months ended March 31, 1998 compared to 34.5% for the same period in 1997.

Net Income Net income increased $0.2 million to $3.0 million for the three months ended March 31, 1998 from $2.8 million for the same period in 1997 primarily as a result of the foregoing factors.

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

Future Application of Accounting Standards

In February of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("Statement 132") effective for years beginning after December 31, 1997. Statement 132 revises the disclosure requirements but does not change the measurement or recognition of pensions and other post retirement benefits. The adoption of Statement 132 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.



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


                           FARM FAMILY HOLDINGS, INC.
                                  (Registrant)



October 20, 1998 By: /s/ Philip P. Weber
------------     ----------------------------------------------------------
  (Date)         Philip P. Weber, President & Chief Executive Officer
                              (Principal Executive Officer)




October 20, 1998 By: /s/ Timothy A. Walsh
------------    -------------------------------------------------------------
  (Date)        Timothy A. Walsh, Executive Vice President - Finance & Treasurer
                         (Principal Financial & Accounting Officer)