Form 10-Q/A
period 1998-06-30
FARM FAMILY HOLDINGS INC
filed 1998-10-20
CIK 1013564

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

                           FARM FAMILY HOLDINGS, INC.

                                      INDEX



   Part I.   Financial Information

         Item 1. Financial Statements of Farm Family Holdings, Inc. (unaudited) Consolidated Balance Sheets
                  June 30, 1998 and December 31, 1997

                  Consolidated Statements of Income and Comprehensive Income Three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997

                  Consolidated Statements of Cash Flow
                  Six months ended June 30, 1998 and 1997

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

                                                                                            (Unaudited)
                                                                                 June 30, 1998*    December 31, 1997*
------------------------------------------------------------------------------------------------------------------
Assets
Investments:
  Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $259,404 in 1998 and $248,984 in 1997 )                    $269,825             $259,199
     Held to maturity, at amortized cost
        (Fair value: $8,949 in 1998 and $9,194 in 1997)                                8,471                8,855
   Equity securities
     Available for sale, at fair value
            (Cost: $3,363 in 1998 and 1997)                                            4,841                4,521

   Mortgage loans                                                                        728                1,660
   Other invested assets                                                                 458                  553
   Short-term investments                                                              8,172                5,643
------------------------------------------------------------------------------------------------------------------
             Total investments                                                       292,495              280,431
------------------------------------------------------------------------------------------------------------------
Cash                                                                                   5,523                5,841
Insurance receivables:
   Reinsurance receivables                                                            17,513               12,343
   Premiums receivable, net                                                           33,472               28,141
Deferred acquisition costs                                                            13,437               12,613
Accrued investment income                                                              5,351                5,408
Deferred income tax asset, net                                                         4,992                4,422
Prepaid reinsurance premiums                                                             505                2,044
Receivable from affiliates, net                                                       17,690               17,786
Other assets                                                                           3,404                2,202
------------------------------------------------------------------------------------------------------------------
             Total Assets                                                           $394,382             $371,231
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
LIABILITIES aND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                 $168,411             $156,622
   Unearned premium reserve                                                           72,650               66,069
   Reinsurance premiums payable                                                        2,122                2,564
   Accrued expenses and other liabilities                                             21,892               21,474
   Debt                                                                                    -                1,268
------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       265,075              247,997
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock $.01 par value 1,000,000 shares authorized
         and no shares issued and outstanding                                              -                    -

    Common stock $.01 par value 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                      53                   53
    Additional Paid in Capital                                                        92,906               92,906
    Retained earnings                                                                 28,616               22,883
    Accumulated other comprehensive income                                             7,732                7,392
------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              129,307              123,234
------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                             $394,382             $371,231
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
 See accompanying notes to Consolidated Financial Statements.

*Amounts have been restated for certain items as more fully described in Note 2-Prior Period Adjustments.



             FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               ($ in thousands, except per share data)

                                                                                     (Unaudited)                    (Unaudited)
                                                                                  Three Months Ended             Six Months Ended
                                                                                       June 30,                       June 30,
                                                                                1998*            1997*          1998*         1997*
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
     Premiums                                                                  $44,929          $35,761        $87,744       $70,734
     Net investment income                                                       4,751            4,510          9,518         8,926
     Realized investment gains, net                                                216            5,551            342         5,461
     Other income                                                                  264              265            483           485
------------------------------------------------------------------------------------------------------------------------------------
                   Total revenues                                               50,160           46,087         98,087        85,606
------------------------------------------------------------------------------------------------------------------------------------
Losses and Expenses:
     Losses and loss adjustment expenses                                        33,988           25,023         66,127        49,720
     Underwriting expenses                                                      12,117           10,486         23,591        20,976
     Interest expense                                                                -               26             25            52
     Dividends to policyholders                                                      5               74             55           112
------------------------------------------------------------------------------------------------------------------------------------
             Total losses and expenses                                          46,110           35,609         89,798        70,860
------------------------------------------------------------------------------------------------------------------------------------
Income before federal income tax expense                                         4,050           10,478          8,289        14,746
Federal income tax expense                                                       1,339            3,506          2,556         4,980
------------------------------------------------------------------------------------------------------------------------------------
             Net income                                                          2,711            6,972          5,733         9,766
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:

Unrealized holding gain (loss) arising during the period
 (net of deferred tax of ($236), ($1,600), ($290) and $32                          438            2,972            538          (59)
respectively)
Reclassification adjustment for gains (losses) included in net income
 (net of tax expense (benefit) of $35, $1,800, $107 and $1,781                    (65)          (3,343)          (198)       (3,307)
respectively)
------------------------------------------------------------------------------------------------------------------------------------

             Other comprehensive income                                            373            (371)            340       (3,366)
------------------------------------------------------------------------------------------------------------------------------------

             Comprehensive income                                               $3,084           $6,601         $6,073        $6,400
------------------------------------------------------------------------------------------------------------------------------------

Per Common Share:
       Basic earnings per common share                                          $ 0.52            $1.33          $1.09         $1.86
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
       Diluted earnings per common share                                        $ 0.51            $1.33          $1.08         $1.86
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
       Basic weighted average shares outstanding                             5,253,813        5,253,813      5,253,813     5,253,813
------------------------------------------------------------------------------------------------------------------------------------
       Diluted weighted average shares outstanding                           5,313,386        5,253,813      5,307,442     5,253,813
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


               FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($ in thousands)


                                                                                                       (Unaudited)
                                                                                                    For the Six Months
                                                                                                       Ended June 30,
                                                                                                  1998*           1997*
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                                         $5,733         $9,766
-------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income
              to net cash provided by operating activities:
    Realized investment gains                                                                       (342)        (5,461)
    Amortization of bond discount                                                                    145             95
    Deferred income taxes                                                                           (753)          (776)
    Changes in:
         Reinsurance receivables                                                                  (5,170)          (860)
         Premiums receivable                                                                      (5,331)        (7,527)
         Deferred acquisition costs                                                                 (824)        (1,192)
         Accrued investment income                                                                     57          (391)
         Prepaid reinsurance premiums                                                               1,539          (417)
         Receivable from affiliates                                                                    96           205
         Other assets                                                                             (1,202)          (512)
         Reserves for losses and loss adjustment expenses                                          11,789          5,019
         Unearned premium reserve                                                                   6,581          9,364
         Reinsurance premiums payable                                                               (442)          1,557
         Accrued expenses and other liabilities                                                       417          3,150
-------------------------------------------------------------------------------------------------------------------------
            Total adjustments                                                                       6,560          2,254
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                              12,293         12,020
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities

Proceeds from sales:
    Fixed maturities available for sale                                                               408          3,514
    Equity securities                                                                                   -          5,954
Investment collections:
    Fixed maturities available for sale                                                            22,925          7,334
    Fixed maturities held to maturity                                                                 367            569
    Mortgage loans                                                                                    932             41
Investment purchases:
    Fixed maturities available for sale                                                          (33,541)       (26,880)
    Equity securities                                                                                   -        (1,038)
Change in short-term investments, net                                                             (2,529)          (121)
Change in other invested assets                                                                        95           (62)
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                (11,343)       (10,689)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Principal payments on debt                                                                        (1,268)           (19)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                                 (1,268)           (19)
-------------------------------------------------------------------------------------------------------------------------
            Net decrease in cash                                                                    (318)          1,312
Cash, beginning of period                                                                           5,841          4,110
-------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                $5,523         $5,422
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 1998, and the consolidated results of operations for the three months and the six months ended June 30, 1998 and 1997. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

     The Company has restated certain amounts within its consolidated financial statements as of June 30, 1998 and December 31, 1997 and for the three months and the six months ended June 30, 1998 and 1997. The following table presents the restated and previously reported amounts:

     (Dollars in thousands, except per share data)
                                                              June 30, 1998            December 31, 1997
                                                                Previously                 Previously
                                                            Reported      Restated   Reported    Restated
         Balance Sheet:
             Deferred income tax asset, net                    $1,881      $4,992      $1,469      $4,422
             Total assets                                     391,271     394,382     368,278     371,231
             Accrued expenses and other liabilities            11,735      21,892      11,828      21,474
             Total liabilities                                254,918     265,075     238,351     247,997
             Stockholders' equity                             136,353     129,307     129,927     123,234
             Total liabilities and stockholders' equity       391,271     394,382     368,278     371,231

                                                  For the three months ended June 30,          For the six months ended June 30,
                                                     1998                  1997                 1998                   1997
                                                    -----                  -----                -----                  ----
                                           Previously              Previously             Previously            Previously
                                           Reported     Restated   Reported    Restated   Reported   Restated   Reported   Restated
         Statements of Income:
             Underwriting expenses           $11,868    $12,117    $10,107    $10,486    $23,081    $23,591    $20,197    $20,976
             Federal income tax expense        1,421      1,339      3,637      3,506      2,713      2,556      5,249      4,980
             Net income                        2,878      2,711      7,220      6,972      6,086      5,733     10,276      9,766
         Per share data:
             Net income-Basic                  $0.55      $0.52      $1.37      $1.33      $1.16      $1.09      $1.96      $1.86
             Net income-Diluted                $0.54      $0.51      $1.37      $1.33      $1.15      $1.08      $1.96      $1.86


3.   Earnings Per Share

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                     Three months                  Six months
                                                                                     ended June 30,               ended June 30,
                                                                                   1998        1997            1998         1997
                                                                                   ----        ----            ----         ----
    Net income available to common stockholders                                $2,711,000   $6,972,000     $5,733,000    $9,766,000
                                                                            --------------------------------------------------------
    Weighted average number of  shares in basic earnings per share              5,253,813    5,253,813      5,253,813     5,253,813
    Effect of stock options                                                        59,573          ---         53,629           ---
                                                                            --------------------------------------------------------
    Weighted average number of shares in diluted earnings per share             5,313,386    5,253,813      5,307,442     5,253,813
                                                                            --------------------------------------------------------
    Basic net income per share                                                      $0.52        $1.33          $1.09         $1.86
                                                                            --------------------------------------------------------
    Diluted net income per share                                                    $0.51        $1.33          $1.08         $1.86
                                                                            --------------------------------------------------------


4.   Future Application of Accounting Standards

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("Statement 131") effective for years beginning after December 15, 1997. The adoption of Statement 131 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.

     In February of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("Statement 132") effective for years beginning after December 15, 1997. Statement 132 revises the disclosure requirements but does not change the measurement or recognition of pensions and other post retirement benefits. The adoption of Statement 132 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is evaluating the impact this statement may have on the Company's financial statements.

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



                    Farm Family Holdings, Inc.
          Unaudited Pro Forma Consolidated Balance Sheet
                         June 30, 1998
                        ($ in thousands)

                                                                                                Pro Forma
                                                         Farm Family     Farm Family           Adjustments
                                                          Holdings           Life           Dr.             Cr.          Pro Forma
ASSETS
Investments
   Fixed maturities
     Available for sale                                        $269,825       $707,719    $               $               $977,544
     Held to maturity, at amortized cost                          8,471                                                      8,471
   Equity securities                                              4,841         41,121                                      45,962
   Mortgage loans                                                   728         13,259                                      13,987
   Policy loans                                                                 29,842                                      29,842
   Other invested assets                                            458            624                                       1,082
   Short-term investments                                         8,172          5,082                                      13,254
                                                      -----------------------------------------------------------------------------
        Total investments                                       292,495        797,647                                   1,090,142
                                                      -----------------------------------------------------------------------------

Cash                                                              5,523            525                                       6,048
Insurance receivables:
   Reinsurance receivables                                       17,513            810                                      18,323
   Premiums receivable                                           33,472                               (D)     102           33,370
Deferred acquisition costs                                       13,437         28,375                (B)   28,375          13,437
Present value of future profits                                                        (B)18,229                            18,229
Accrued investment income                                         5,351         13,491                                      18,842
Property and equipment, net                                                     12,262 (B) 4,281                            16,543
Deferred income tax asset, net                                    4,992                                                      4,992
Prepaid reinsurance premiums                                        505                                                        505
Receivable from affiliates, net                                  17,690                               (D)   17,690               0
Other assets                                                      3,404          2,189 (E)    247     (A)    1,400           4,440
                                                      -----------------------------------------------------------------------------
        Total Assets                                           $394,382       $855,299     $22,757         $47,567       $1,224,871
                                                      -----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Reserves for losses and loss adjustment expenses            $168,411       $           $               $               $168,411
   Future policy and contract benefits                                         215,978                                     215,978
   Funds on deposit from policyholders                                         420,579 (B)   2,209                         418,370
   Unearned premium reserve                                      72,650                                                     72,650
   Accrued dividends to policyholders                                            5,683                                       5,683
   Reinsurance premiums payable                                   2,122                                                      2,122
   Deferred income tax liability                                                36,755 (B)   1,276                          35,479
   Payable to affiliate                                                         17,792 (D)  17,792                               0
   Accrued expenses and other liabilities                        21,892          4,234             (B)(E)      347          26,473
   Debt
   Participating policyholders' interest                                       113,858                                     113,858
                                                      -----------------------------------------------------------------------------
        Total liabilities                                       265,075        814,879      21,277             347       1,059,024
                                                      -----------------------------------------------------------------------------

Commitments and contingencies
Mandatory redeemable preferred stock                                                                  (A)    5,846           5,846

Stockholders' equity:
   Common stock                                                      53          3,001 (C)   3,001    (A)        8              61
   Additional Paid in Capital                                    92,906                               (A)   30,686         123,592
   Retained earnings                                             28,616         35,585 (C)  35,585                          28,616
   Accumulated other comprehensive income                         7,732          1,834 (C)   1,834                           7,732
                                                      -----------------------------------------------------------------------------
        Total stockholders' equity                              129,307         40,420      40,420          30,694         160,001
                                                      -----------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                     $394,382       $855,299     $61,697         $36,887      $1,224,871
                                                      -----------------------------------------------------------------------------
See accompanying notes to unaudited pro forma consolidated balance sheet.

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

     Assets
     Adjustment of carrying amount of properties occupied by Farm Family Life based on a current appraisal of the estimated fair market value of the building. In addition, based on information contained in the current appraisal and an evaluation of the current condition of the building, the estimated useful life has been changed to 20 years $4,281

     Elimination of historical deferred acquisition costs               (28,375)

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

     For  traditional  insurance  products,  the present value of future profits is amortized,  with interest in proportion to the ratio of  estimated  annual  revenues  over the contract period.  For universal life contracts and annuity contracts, the  present  value of  future  profits  is  amortized  at a constant rate based upon the amount  expected to be realized over  the  life  of  the  contracts,  which  is  reevaluated annually.  For most life  insurance,  a 15-year  to  40-year amortization  period is used,  and a 20-year  period is used for annuities.  Approximately $2.1 million is expected to be amortized during each 18,229 of the years ended December 31,
     1998, 1998, 2000, 2001 and 2002.                                     18,229

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

                                                                                                  Pro Forma
                                                             Farm Family       Farm Family       Adjustments
                                                              Holdings             Life        Dr.          Cr.       Pro Forma

Revenues:
    Premiums from property/casualty operations                $87,744                 $3        $           $           $87,747
    Premiums from life and health operations                                      15,531                                 15,531
    Net investment income                                       9,518             27,798                                 37,316
    Realized investment gains (losses), net                       342              1,707                                  2,049
    Policy and contract charges                                                    2,406                                  2,406
    Other income                                                  483                493 (c)    434                         542
                                                        ------------------------------------------------------------------------
        Total revenues                                         98,087             47,938        434                     145,591
                                                        ------------------------------------------------------------------------

Losses, Benefits and Expenses:
    Losses and loss adjustment expenses                        66,127                900                                 67,027
    Benefits to policyholders                                                     13,292                                 13,292
    Underwriting & operating expenses                          23,591              4,070 (a)     72  (c)      434        27,299
    Non-recurring charges                                                            176                                    176
    Interest credited to policyholders                                            11,312                                 11,312
    Amortization of policy acquisition costs                                       3,583             (a)    3,583             0
    Amortization of present value of future profits                                      (a)    899                         899
    Interest expense                                               25                                                        25
    Dividends to policyholders                                     55                                                        55
    Participating policyholders' interest                                         12,261 (a)  3,168  (a)      773        14,656
                                                        ------------------------------------------------------------------------
        Total losses and expenses                              89,798             45,594      4,139         4,790       134,741
                                                        ------------------------------------------------------------------------

Income before federal income tax expense                        8,289              2,344      4,573         4,790        10,850

Federal income tax expense                                      2,556                786 (b)     73                       3,415
                                                        ------------------------------------------------------------------------

        Net Income before preferred stock dividends             5,733              1,558      4,646         4,790         7,435

        Preferred stock dividends                                                        (a)    184                         184
                                                        ------------------------------------------------------------------------

        Net Income applicable to common shareholders           $5,733             $1,558     $4,830        $4,790        $7,251
                                                        ------------------------------------------------------------------------

        Net Income per Common Share - Basic                     $1.09                                                     $1.20
                                                        --------------                                            --------------

        Net Income per Common Share - Diluted                   $1.08                                                     $1.19
                                                        --------------                                            --------------

        Weighted average shares - Basic                     5,253,813                                (d)  772,166     6,025,979
                                                        --------------                                            --------------

        Weighted average shares - Diluted                   5,307,442                                (d)  772,166     6,079,608
                                                        --------------                                            --------------
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

(a) Adjustment resulting from the allocation of the purchase price for the acquisition based on the estimated fair value of the underlying net assets are as follows:

     Additional   depreciation   expense   incurred   due  to  an
     adjustment of the fair market value of the building based on a current  appraisal  and a change in the  estimated  useful life  of the  building  to 20  years  based  on  information contained in the current  appraisal and an evaluation of the
     current condition of the building.                                      $72

     Adjustment to reverse amortization of deferred acquisition
     costs                                                               (3,583)

     Participating policyholders' share of amortization of
     deferred acquisition costs                                            3,168

     Adjustment to record amortization of present value of future
     profits                                                                 899

     Participating policyholders' share of amortization of
     present value of future profits                                       (773)

     Series A Preferred  stock  dividends on estimated fair value of $5,846 of  preferred  stock at a rate of 6 1/8% per annum
                                                                             184


(b)  Adjustment to reflect the federal  income tax effect of item
     (a) above using statutory rate of 34%                                    73

(c)  Adjustment to eliminate intercompany balances                           434

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
                                                             Farm Family         Farm Family       Adjustments
                                                               Holdings             Life          Dr.         Cr.         Pro Forma

Revenues:
     Premiums from property/casualty operations                 $149,220            $9,020        $            $         $158,240
     Premiums from life and health operations                                       30,505                                 30,505
     Net investment income                                        18,077            54,964                                 73,041
     Realized investment gains (losses), net                       5,406             2,914                                  8,320
     Policy and contract charges                                                     5,041                                  5,041
     Other income                                                  1,020             1,153 (c)     808                      1,365
                                                          ------------------------------------------------------------------------
         Total revenues                                          173,723           103,597         808                    276,512
                                                          ------------------------------------------------------------------------

Losses, Benefits and Expenses:
     Losses and loss adjustment expenses                         103,301             9,975                                113,276
     Benefits to policyholders                                                      26,843                                 26,843
     Underwriting & operating expenses                            43,320             7,747 (a)     158 (c)      808        50,417
     Non-recurring charges                                                             707                                    707
     Interest credited to policyholders                                             24,813                                 24,813
     Amortization of policy acquisition costs                                        6,852             (a)    6,852             0
     Amortization of present value of future profits                                       (a)   2,233                      2,233
     Interest expense                                                102                                                      102
     Dividends to policyholders                                      282                                                      282
     Participating policyholders' interest                                          21,616 (a)   5,994 (a)    1,929        25,681
                                                          ------------------------------------------------------------------------
         Total losses and expenses                               147,005            98,553       8,385        9,589       244,354
                                                          ------------------------------------------------------------------------

Income before federal income tax expense                          26,718             5,044       9,193        9,589        32,158

Federal income tax expense                                         9,218             1,704 (b)     135                     11,057
                                                          ------------------------------------------------------------------------

         Net Income before preferred stock dividends              17,500             3,340       9,328        9,589        21,101

         Series A Preferred stock dividends                                                (a)     359                        359
                                                          ------------------------------------------------------------------------

         Net Income applicable to common shareholders            $17,500            $3,340      $9,687       $9,589       $20,742
                                                          ------------------------------------------------------------------------

         Net Income per Common Share - Basic                       $3.33                                                    $3.44
                                                          ---------------                                           --------------

         Net Income per Common Share - Diluted                     $3.32                                                    $3.43
                                                          ---------------                                           --------------

         Weighted average shares - Basic                       5,253,813                               (d)  773,434     6,027,247
                                                          ---------------                                           --------------

         Weighted average shares - Diluted                     5,270,947                               (d)  773,434     6,044,381
                                                          ---------------                                           --------------



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

(a) Adjustment resulting from the allocation of the purchase price for the Acquisition based on the estimated fair value of the underlying net assets are as follows:

     Additional depreciation  expense   incurred   due  to  an
     adjustment of the fair market value of the building based on a current  appraisal and a change in the  estimated  useful life  of the  building  to 20  years  based  on  information contained in the current  appraisal and an evaluation of the
     current  condition of the building.                                    $158

     Adjustment to reverse  amortization of deferred  acquisition
     costs                                                               (6,852)

     Participating   policyholders'   share  of  amortization  of
     deferred acquisition costs                                            5,994

     Adjustment to record amortization of present value of future
     profits                                                               2,233

     Participating   policyholders'   share  of  amortization  of
     present value of future profits                                     (1,929)

     Series A Preferred  stock  dividends on estimated fair value
     of $5,856 of  preferred  stock at a rate of 6 1/8% per annum            359


(b)  Adjustment to reflect the federal  income tax effect of item
     (a) above using statutory rate of 34%                                   135

(c)  Adjustment to eliminate intercompany balances                           808

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

As described in Note 2 to the Company's Notes to Consolidated Financial Statements, the Company has implemented the guidance of Statement of Financial Accounting Standards No. 112 ("Statement 112") to account for its extended earnings program with its agents and agency managers. As a result, the Company has restated certain amounts within the Company's consolidated financial statements relating to the retroactive adoption of Statement 112.

Safe Harbor  Statement  under The Private  Securities  Litigation  Reform Act of
1995:
With exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-Q include, but are not limited to, statements with respect to the Company's adoption of the guidance provided in Statement 112 and estimates of the potential impact of the restatement of the Company's financial statements, statements with respect to the Company's potential acquisition of Farm Family Life, the impact of the potential acquisition of Farm Family Life on the earnings and shareholder value of the Company, statements regarding the Company's ability to successfully address its year 2000 issues and the estimated impact thereof on the Company's future financial condition and results of operations, projections of revenue, earnings, capital structure and other financial items, statements of the plans and objectives of the Company or its management, and statements of future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. The forward-looking statements in this Form 10-Q are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the finalization of the Company's calculation of its liability pursuant to Statement 112 and the resulting impact thereof on the Company's financial statements, the results of operations of the Company and Farm Family Life, fluctuations in the market value of shares of the Company's common stock, the satisfaction of the closing conditions set forth in the Amended and Restated Option Purchase Agreement (which conditions include, but are not limited to, the approval of the Company's shareholders and receipt of all required government approvals), exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, factors relating to the Company's ability to successfully address its Year 2000 issues and other risks listed from time to time in the Company's Securities and Exchange Commission filings, including the Form 10-K filed for the fiscal year ended December 31, 1997 and the Prospectus dated July 22, 1996. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-Q.


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

Underwriting Expenses
---------------------
Underwriting expenses increased $1.6 million, or 15.6%, to $12.1 million for the three months ended June 30, 1998 from $10.5 million for the same period in 1997. For the three months ended June 30, 1998, underwriting expenses were 27.0% of premium revenue compared to 29.3% for the same period in 1997. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period and the Company's continued expense management initiatives which began in 1998.

Federal Income Tax Expense
--------------------------
Federal income tax expense decreased $2.2 million to $1.3 million in 1998 from $3.5 million in 1997. Federal income tax expense was 33.1% of income before federal income tax expense for the three months ended June 30, 1998 compared to 33.5% for the same period in 1997.

Net Income
----------
Net income decreased $4.3 million to $2.7 million for the three months ended June 30, 1998 from $7.0 million for the same period in 1997 primarily as a result of the foregoing factors.

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

Underwriting Expenses
---------------------
Underwriting expenses increased $2.6 million, or 12.5%, to $23.6 million for the six months ended June 30, 1998 from $21.0 million for the same period in 1997. For the six months ended June 30, 1998, underwriting expenses were 26.9% of premium revenue compared to 29.7% for the same period in 1997. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period and the Company's continued expense management initiatives which began in 1998.

Federal Income Tax Expense
--------------------------
Federal income tax expense decreased $2.4 million to $2.6 million in 1998 from $5.0 million in 1997. Federal income tax expense was 30.8% of income before federal income tax expense for the six months ended June 30, 1998 compared to 33.8% for the same period in 1997. The decrease in the Company's federal income tax expense as a percentage of income before federal income tax expense for the six months ended June 30, 1998 as compared to the same period in 1997 was primarily attributable to an increase in tax exempt interest income earned on the Company's investments reflecting the Company's increased investment in tax exempt fixed maturities.

Net Income
----------
Net income decreased $4.1 million to $5.7 million for the six months ended June 30, 1998 from $9.8 million for the same period in 1997 primarily as a result of the foregoing factors.

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

Future Application of Accounting Standards

 In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("Statement 131") effective for years beginning after December 15, 1997. The adoption of Statement 131 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.

 In February of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("Statement 132") effective for years beginning after December 15, 1997. Statement 132 revises the disclosure requirements but does not change the measurement or recognition of pensions and other post retirement benefits. The adoption of Statement 132 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is evaluating the impact this statement may have on the Company's financial statements.



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

                                                               For            Against/Withheld     Abstained
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

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


Exhibit Number       Document Description
--------------       --------------------
*2.1 Plan of Reorganization and Conversion dated February 14, 1996 as amended by
     Amendment No. 1, dated April 23, 1996

*3.1 Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2 Bylaws of Farm Family Holdings, Inc.

4.1 Rights agreement, dated as of July 29, 1997, between the Company and The Bank of New York(incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 1997)

10.1 Amendment No.1 to Amended and Restated Option Purchase Agreement dated as of April 28, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 1998)


*Incorporated by reference to Registration Statement No. 333-4446

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


                           FARM FAMILY HOLDINGS, INC.
                                  (Registrant)




October 20, 1998 By: /s/ Philip P. Weber
--------------- ----------------------------------------------------------------
      (Date)    Philip P. Weber, President & Chief Executive Officer
                          Principal Executive Officer)



October 20, 1998 By: /s/ Timothy A. Walsh
--------------- ----------------------------------------------------------------
       (Date)   Timothy A. Walsh, Executive Vice President - Finance & Treasurer
                             (Principal Financial & Accounting Officer)