Form 10-Q
period 1998-09-30
FARM FAMILY HOLDINGS INC
filed 1998-11-13
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998
                           Commission File No. 1-11941


                           FARM FAMILY HOLDINGS, INC.
                    A Delaware Corporation IRS No. 14-1789227

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of November 12, 1998 is 5,253,813.

                           FARM FAMILY HOLDINGS, INC.

                                      INDEX



   Part I.   Financial Information

          Item 1. Financial Statements of Farm Family Holdings,Inc. (unaudited) Consolidated Balance Sheets September 30, 1998 and December 31, 1997

                   Consolidated Statements of Income and Comprehensive Income Three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997

                   Consolidated Statements of Cash Flow Nine months ended September 30, 1998 and 1997

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

                                                                               (Unaudited)
                                                                            September 30, 1998     December 31, 1997*
--------------------------------------------------------------------------------------------------------------------
Assets
Investments:
     Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $270,293 in 1998 and $248,984 in 1997 )                    $286,143             $259,199
     Held to maturity, at amortized cost
        (Fair value: $8,770 in 1998 and $9,194 in 1997)                                8,457                8,855
   Equity securities
     Available for sale, at fair value
            (Cost: $3,363 in 1998 and 1997)                                            4,538                4,521

   Mortgage loans                                                                        710                1,660
   Other invested assets                                                                 416                  553
   Short-term investments                                                              7,647                5,643
------------------------------------------------------------------------------------------------------------------
             Total investments                                                       307,911              280,431
------------------------------------------------------------------------------------------------------------------
Cash                                                                                   5,711                5,841
Insurance receivables:
   Reinsurance receivables                                                            22,265               12,343
   Premiums receivable, net                                                           33,638               28,141
Deferred acquisition costs                                                            14,095               12,613
Accrued investment income                                                              5,035                5,408
Deferred income tax asset, net                                                         1,200                4,422
Prepaid reinsurance premiums                                                             358                2,044
Receivable from affiliates, net                                                       17,339               17,786
Other assets                                                                           3,489                2,202
------------------------------------------------------------------------------------------------------------------
             Total Assets                                                           $411,041             $371,231
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                 $176,966             $156,622
   Unearned premium reserve                                                           73,115               66,069
   Reinsurance premiums payable                                                        3,189                2,564
   Accrued expenses and other liabilities                                             16,672               21,474
   Debt                                                                                    -                1,268
------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       269,942              247,997
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock $.01 par value 1,000,000 shares authorized
         and no shares issued and outstanding                                              -                    -

    Common stock $.01 par value 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                      53                   53
    Additional Paid in Capital                                                        92,906               92,906
    Retained earnings                                                                 37,074               22,883
    Accumulated other comprehensive income                                            11,066                7,392
------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              141,099              123,234
------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                             $411,041             $371,231
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
 See accompanying notes to Consolidated Financial Statements.

*Amounts have been  restated for certain  items as more fully  described in Note
2-Prior Period Adjustments.
                                          3

                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     ($ in thousands, except per share data)

                                                                                        (Unaudited)                 (Unaudited)
                                                                                     Three Months Ended           Nine Month Ended
                                                                                        September 30,               September 30,
                                                                                     1998          1997*         1998         1997*
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
     Premiums                                                                       $45,660        $38,457     $133,404     $109,191
     Net investment income                                                            4,815          4,603       14,333        3,529
     Realized investment gains, net                                                     192            187          534        5,649
     Other income                                                                       269            234          752          719
------------------------------------------------------------------------------------------------------------------------------------
                   Total revenues                                                    50,936         43,481      149,023      129,088
------------------------------------------------------------------------------------------------------------------------------------
Losses, Expenses and Other:
     Losses and loss adjustment expenses                                             32,936         26,701       99,063       76,421
     Underwriting expenses                                                           11,538         10,985       35,129       31,961
     Interest expense                                                                     -             25           25           77
     Dividends to policyholders                                                          64             65          119          177
------------------------------------------------------------------------------------------------------------------------------------
             Total losses and expenses                                               44,538         37,776      134,336      108,636
             Gain on partial reduction of extended earnings liability                (6,318)             -       (6,318)           -
------------------------------------------------------------------------------------------------------------------------------------
             Total losses, expenses and other                                        38,220         37,776      128,018      108,636
------------------------------------------------------------------------------------------------------------------------------------
Income before federal income tax expense                                             12,716          5,705       21,005       20,452
Federal income tax expense                                                            4,258          1,877        6,814        6,858
------------------------------------------------------------------------------------------------------------------------------------
             Net income                                                               8,458          3,828       14,191       13,594
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:

Unrealized holding gain arising during the period
 (net of deferred tax of ($1,879), ($111), ($2,186) and ($1,692)                      3,489            206        4,060        3,142
respectively)
Reclassification adjustment for gains (losses) included in net income income
 (net of tax expense (benefit) of $101, $255, $208 and $2,036 respectively)            (188)          (474)        (386)     (3,781)
------------------------------------------------------------------------------------------------------------------------------------
             Other comprehensive income (loss)                                        3,301          (268)        3,674        (639)
------------------------------------------------------------------------------------------------------------------------------------
             Comprehensive income                                                   $11,759         $3,560      $17,865      $12,955
------------------------------------------------------------------------------------------------------------------------------------
Per Common Share:
       Basic earnings per common share                                                $1.61          $0.73        $2.70        $2.59
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
       Diluted earnings per common share                                             $ 1.59          $0.72        $2.67        $2.58
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
       Basic weighted average shares outstanding                                  5,253,813      5,253,813    5,253,813    5,253,813
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
       Diluted weighted average shares outstanding                                5,303,707      5,286,348    5,306,257    5,264,658
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.

*Amounts have been  restated for certain  items as more fully  described in Note
2-Prior Period Adjustments.



                  FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                                                                                        (Unaudited)
                                                                                                    For the Nine Months
                                                                                                      Ended September
                                                                                                     1998          1997*
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                                        $14,191        $13,594
-------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income
              to net cash provided by operating activities:
    Realized investment gains                                                                       (534)        (5,649)
    Amortization of bond discount                                                                     231           259
    Deferred income taxes                                                                           1,048        (1,397)
    Gain on partial reduction of extended earnings liability                                      (6,318)             -
    Changes in:
         Reinsurance receivables                                                                  (9,922)          (676)
         Premiums receivable                                                                      (5,497)        (9,437)
         Deferred acquisition costs                                                               (1,482)        (2,064)
         Accrued investment income                                                                    373            83
         Prepaid reinsurance premiums                                                               1,686          (272)
         Receivable from affiliates                                                                   447          (499)
         Other assets                                                                             (1,287)          (725)
         Reserves for losses and loss adjustment expenses                                          20,344         9,077
         Unearned premium reserve                                                                   7,046        12,584
         Reinsurance premiums payable                                                                 625         2,273
         Accrued expenses and other liabilities                                                     1,712         3,405
-------------------------------------------------------------------------------------------------------------------------
            Total adjustments                                                                       8,472         6,962
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                              22,663        20,556
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTiNG ACTIVITIES Proceeds from sales:
    Fixed maturities available for sale                                                             1,414         3,514
    Equity securities                                                                                   -         6,257
Investment collections:
    Fixed maturities available for sale                                                            36,709        13,542
    Fixed maturities held to maturity                                                                 376           582
    Mortgage loans                                                                                    950            62
Investment purchases:
    Fixed maturities available for sale                                                          (59,047)       (42,425)
    Equity securities                                                                                   -        (1,081)
Change in short-term investments, net                                                             (2,004)        (1,302)
Change in other invested assets                                                                        77           (41)
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                (21,525)       (20,892)
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Principal payments on debt                                                                        (1,268)           (27)
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                                 (1,268)           (27)
-------------------------------------------------------------------------------------------------------------------------
            Net decrease in cash                                                                    (130)          (363)
Cash, beginning of period                                                                           5,841         4,110
-------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                $5,711        $3,747
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 1998, and the consolidated results of operations for the three months and the nine months ended September 30, 1998 and 1997. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Comprehensive Income", which established standards for the reporting and disclosure of comprehensive income and its components, and restated prior period financial statements to conform to this reporting standard.

2. Prior Period Adjustments

Previously, the Company accounted for its extended earnings program pursuant to Statement of Financial Accounting Standards No. 5. The restatement of certain amounts within the Company's consolidated financial statements relates to the Company's retroactive adoption effective January 1, 1994 of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("Statement 112") to account for the Company's extended earnings program with its agents and agency managers (collectively referred to hereafter as "agents"). Pursuant to agreements between the Company and its agents, subject to certain conditions including length of service, confidentiality, and non-competition, certain agents are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by eligible former agents subsequent to the termination of the former agent's association with the Company.

The Company has restated certain amounts within its consolidated financial statements as of December 31, 1997 and for the three months and the nine months ended September 30, 1997. The following table presents the restated and previously reported amounts:

     (Dollars in thousands, except per share data)
                                                                          December 31, 1997
                                                                  Previously
                                                                   Reported            Restated
         Balance Sheet:
             Deferred income tax asset, net                          $1,469                $4,422
             Total assets                                           368,278               371,231
             Accrued expenses and other liabilities                  11,828                21,474
             Total liabilities                                      238,351               247,997
             Stockholders' equity                                   129,927               123,234
             Total liabilities and stockholders' equity             368,278               371,231

                                                   For the three months ended           For the nine months ended
                                                            September 30,                      September 30,
                                                                1997                               1997
                                                             ----------                         ----------
                                                   Previously                           Previously
                                                    Reported           Restated          Reported          Restated
         Statements of Income:
             Underwriting expenses                   $10,605            $10,985           $30,803           $31,961
             Federal income tax expense                2,009              1,877             7,257             6,858
             Net income                                4,077              3,828            14,353            13,594
         Per share data:
             Net income-Basic                          $0.77              $0.73             $2.73             $2.59
             Net income-Diluted                        $0.77              $0.72             $2.70             $2.58

As a result of changes in the agreements between the Company and its agents, a significant portion of the Statement 112 liability was reduced during the third quarter of 1998 (see Note 5).

3.   Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                  Three months ended           Nine months ended
                                                                                     September 30,               September 30,
                                                                                     -------------               -------------
                                                                                  1998         1997           1998          1997
                                                                                 ------       -------        ------        ------
    Net income available to common stockholders                                 $8,458,000   $3,828,000    $14,191,000  $13,594,000
                                                                            --------------------------------------------------------
    Weighted average number of  shares in basic earnings per share               5,253,813    5,253,813      5,253,813     5,253,813
    Effect of stock options                                                         49,894       32,535         52,444        10,845
                                                                            --------------------------------------------------------
    Weighted average number of shares in diluted earnings per share              5,303,707    5,286,348      5,306,257     5,264,658
                                                                            --------------------------------------------------------
    Basic net income per share                                                       $1.61        $0.73          $2.70         $2.59
                                                                            --------------------------------------------------------
    Diluted net income per share                                                     $1.59        $0.72          $2.67         $2.58
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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This statement, which is effective for the Company for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is evaluating the impact this statement may have on the Company's financial statements.

5. Contingencies

The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on the Company's consolidated financial condition.

Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For the nine months ended September 30, 1998 and 1997, approximately 63% of the Company's direct premiums were written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the northeastern United States, despite the Company's reinsurance program designed to mitigate the impact of these factors.

As a condition of its license to do business in various states, the Company is required to participate in a variety of mandatory residual market mechanisms (including mandatory pools) which provide certain insurance (most notably automobile insurance) to consumers who are otherwise unable to obtain such coverages from private insurers. The amount of future losses or assessments from residual market mechanisms can not be predicted with certainty, nor can future losses be predicted with certainty, and could have a material adverse effect on the Company's future results of operations.

Pursuant to agreements between the Company and its agents and agency managers (collectively referred to hereafter as "agents"), subject to certain conditions including length of service, confidentiality, and non-competition, certain agents are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by eligible former agents subsequent to the termination of the former agent's association with the Company. As of June 30, 1998, the Company has recorded a $10,157,000 liability for the extended earnings program (the "Program") in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement 112") to account for the Program.

During the third quarter of 1998, the Company modified the agreements with its agents to include revised conditions under which eligible agents may receive extended earnings payments. In addition to the conditions described previously, extended earnings will be paid only if a successor agent(s) assumes the right to service the book of business of the eligible former agent and agrees to become primarily responsible for making the extended earnings payments. In the event that no successor agent(s) assumes the right to service the book of business of an eligible former agent, the Company has no obligation to make the extended earnings payments. The Company has no intention to waive this provision of its agreements with its agents. As a result, the successor agent(s), not the Company, will be the primary obligor responsible for extended earnings payments. Since the inception of the Program in 1986, the Company has always been able to identify successor agents willing to assume the rights to service such books of business. The Company will act as guarantor of the amounts payable to eligible former agents who have terminated their association with the Company by successor agents who agree to make the extended earnings payments. The Company expects to enforce the terms of the guarantee in the event of default by a successor agent. During the third quarter of 1998, when the Company's modified agreements with its agents became effective, $6,318,000 of the Company's Statement 112 liability was reduced and the Company recorded a net gain on this reduction of $4,107,000 ($6,318,000 less taxes of $2,211,000). The Company is primary liable for its remaining Statement 112 liability which is $3,643,000 and represents the aggregate amount owed by the Company to eligible former agents who have terminated their association with the Company and are currently receiving extended earnings payments. The Company's remaining Statement 112 liability is being funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by eligible former agents who have terminated their association with the Company pursuant to agreements with such agents. Funding from successor agents is subject to the ability of the successor agents to generate sufficient commissions to satisfy the liability.

Many computer programs and other computer systems upon which the Company relies were created using only two digits to identify a year in the date field. If not corrected, many of these computer applications could fail or produce erroneous results by or at the beginning of the year 2000. In 1996, management began considering Year 2000 issues as they affect the Company and began to develop a Year 2000 plan. The Company's overall plan for dealing with the Year 2000 problem covers Information Technology ("IT") systems, non-IT systems, and third-party providers. The Company has established a Year 2000 team to lead the Company's activities relating to its Year 2000 issues. The Company's Year 2000 team works with the Company's senior management, legal and business units on Year 2000 issues. Despite the Company's efforts to address its Year 2000 issues, there can be no assurances that Year 2000 related failures of the Company's IT systems, or that Year 2000 related failures by third parties with which the Company interacts, will not have a material adverse effect on the Company's results of operations, liquidity and financial condition.

In addition to its own computer systems and third-party providers, the Company may also have exposure in its property/casualty operations to Year 2000 claims asserted under certain insurance policies it has sold to customers. There can be no assurances that Year 2000 related claims will not emerge and that such claims will not have a material adverse effect on the Company's results of operations, liquidity and financial condition.


6. Acquisition of Farm Family Life

Farm Family Holdings entered into an Option Purchase Agreement with the shareholders of Farm Family Life pursuant to which Farm Family Holdings had, for a two-year period commencing on July 26, 1996, the option to acquire Farm Family Life subject to certain conditions. On February 26, 1998, the Board of Directors of Farm Family Holdings approved the exercise of the option to acquire Farm Family Life and its wholly owned subsidiary United Farm Family. Under the terms of the Option Purchase Agreement, Farm Family Holdings will pay an exercise price of $37.5 million to acquire Farm Family Life, consisting of $31.5 million of common stock of Farm Family Holdings, and $6 million stated value of 6-1/8% voting preferred stock of Farm Family Holdings, less certain expenses to be paid by Farm Family Life in the acquisition on behalf of the Shareholders of Farm Family Life. The number of shares of common and preferred stock to be issued will depend upon the average closing price of the Company's common stock during the 20 trading days prior to the third business day preceding the closing of the acquisition. The proposed acquisition of Farm Family Life is subject to the approval of the shareholders of Farm Family Holdings and the satisfaction of certain closing conditions. A special meeting of stockholders has been called for December 2, 1998 at which the Company's stockholders will vote on a proposal to approve the proposed acquisition. If the stockholders approve the transaction, the Company expects to close the acquisition of Farm Family Life in December 1998.

The following unaudited pro forma consolidated financial information reflects the acquisition by the Company of Farm Family Life under the purchase method of accounting. The pro forma consolidated balance sheet combines balance sheets of the Company and Farm Family Life as of September 30, 1998, as if the acquisition had occurred as of September 30, 1998. The pro forma consolidated statements of income combines the operations of the Company and Farm Family Life for the nine months ended September 30, 1998 and for the year ended December 31, 1997 as if the acquisition had occurred on January 1, 1997.

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



                           Farm Family Holdings, Inc.
                 Unaudited Pro Forma Consolidated Balance Sheet
                               September 30, 1998
                                ($ in thousands)
                                                                                                Pro Forma
                                                            Farm Family      Farm Family        Adjustments
                                                              Holdings          Life         Dr.             Cr.        Pro Forma
ASSETS
Investments
   Fixed maturities
     Available for sale                                        $286,143       $719,898    $               $             $1,006,041
     Held to maturity, at amortized cost                          8,457                                                      8,457
   Equity securities                                              4,538         36,321                                      40,859
   Mortgage loans                                                   710         15,164                                      15,874
   Policy loans                                                                                                             30,321
                                                                                30,321
   Other invested assets                                            416            639                                       1,055
   Short-term investments                                         7,647          4,938                                      12,585
                                                      -----------------------------------------------------------------------------
        Total investments                                       307,911        807,281                                   1,115,192
                                                      -----------------------------------------------------------------------------

Cash                                                              5,711          2,985                                       8,696
Insurance receivables:
   Reinsurance receivables                                       22,265          1,130                                      23,395
   Premiums receivable                                           33,638                               (D)       99          33,539
Deferred acquisition costs                                       14,095         25,395                (B)   25,395          14,095
Present value of future profits                                                        (B)  16,421                          16,421
Accrued investment income                                         5,035         12,061                                      17,096
Property and equipment, net                                                     12,718 (B)   4,095                          16,813
Deferred income tax asset, net                                    1,200                                                      1,200
Prepaid reinsurance premiums                                        358
                                                                                                                               358
Receivable from affiliates, net                                  17,339                               (D)   17,339               0
Other assets                                                      3,489          1,911 (E)     211    (A)    1,400           4,211
                                                      -----------------------------------------------------------------------------
        Total Assets                                           $411,041       $863,481     $20,727         $44,233      $1,251,016
                                                      -----------------------------------------------------------------------------
                                                      -----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Reserves for losses and loss adjustment expenses            $176,966       $           $               $               $176,966
   Future policy and contract benefits                                         221,054                                     221,054
   Funds on deposit from policyholders                                         419,208 (B)      77                         419,131
   Unearned premium reserve                                      73,115                                                     73,115
   Accrued dividends to policyholders                                            5,585                                       5,585
   Reinsurance premiums payable                                   3,189                                                      3,189
   Deferred income tax liability                                                38,426 (B)   1,667                          36,759
   Payable to affiliate                                                         17,438 (D)  17,438                               0
   Accrued expenses and other liabilities                        16,672          4,263             (B)(E)      311          21,246
   Debt
   Participating policyholders' interest                                       116,332                                     116,332
                                                      -----------------------------------------------------------------------------
        Total liabilities                                       269,942        822,306      19,182             311       1,073,377
                                                      -----------------------------------------------------------------------------
   Commitments and contingencies
Mandatory redeemable preferred stock                                                                  (A)    5,846           5,846

Stockholders' equity:
   Common stock                                                      53          3,001 (C)   3,001    (A)       10              63
   Additional Paid in Capital                                    92,906                               (A)   30,684         123,590
   Retained earnings                                             37,074         36,256 (C)  36,256                          37,074
   Accumulated other comprehensive income                        11,066          1,918 (C)   1,918                          11,066
                                                      -----------------------------------------------------------------------------
        Total stockholders' equity                              141,099         41,175      41,175          30,694         171,793
                                                      -----------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                     $411,041       $863,481     $60,357         $36,851      $1,251,016
                                                      -----------------------------------------------------------------------------
                                                      -----------------------------------------------------------------------------
See accompanying notes to unaudited pro forma consolidated balance sheet.

                           Farm Family Holdings, Inc.
                          Notes to Unaudited Pro Forma
                           Consolidated Balance Sheet
                               September 30, 1998
                                ($ in thousands)

(A) The following pro forma adjustments reflect the funding of the acquisition and consideration given ($37,500 less certain expenses currently estimated to be equal to approximately $960 to be paid by Farm Family Life in the acquisition on behalf of the selling stockholders)

Series A Preferred stock                                                ($5,846)

Unregistered common stock issued (1,032,794 shares issued,
$.01 par value) in the acquisition assuming an average
closing price of $29 23/32 if the closing had occurred on
October 16, 1998. The actual average closing price and the
actual number of shares of Common Stock that will be issued
to the selling stockholders may vary significantly from
these amounts.                                                              (10)

Paid in capital                                                         (30,684)

Expenses relating to acquisition                                          1,400

(B) The following pro forma adjustments result from the allocation of the purchase price for the acquisition based on the fair value of the underlying net assets acquired.

Assets

Adjustment of carrying amount of properties occupied by Farm
Family Life based on a current appraisal of the estimated
fair market value of the building. In addition, based on
information contained in the current appraisal and an
evaluation of the current condition of the building, the
estimated useful life has been changed to 20 years                       $4,095

Elimination of historical deferred acquisition costs                    (25,395)

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

For traditional insurance products, the present value of
future profits is amortized, with interest in proportion to
the ratio of estimated annual revenues over the contract
period. For universal life contracts and annuity contracts,
the present value of future profits is amortized at a
constant rate based upon the amount expected to be realized
over the life of the contracts, which is reevaluated
annually. For most life insurance, a 15-year to 40-year
amortization period is used, and a 20-year period is used
for annuities. Approximately $2.1 million is expected to be
amortized during each of the years ended December 31, 1998,
1999, 2000, 2001 and 2002.                                               16,421

                           Farm Family Holdings, Inc.
             Notes to Unaudited Pro Forma Consolidated Balance Sheet
                               September 30, 1998
                                ($ in thousands)

Liabilities

Adjustment to reflect the net deferred tax benefit of purchase
accounting adjustments using a statutory rate of 34%                      1,667

Adjustment to record liability for Guaranty Funds                          (100)

Adjustment of carrying amount of funds on deposit from
policyholders based on fair market value. Policyholder funds held at variable rates are carried at their account value which
approximates fair value. The fair value of policyholder funds held at fixed rates is the present value of the funds calculated
using current market rates.                                                  77

(C) Adjustment to eliminate Farm Family Life's stockholder's equity

(D) Adjustment to eliminate intercompany balances

(E)  Adjustment  to  accrue  additional  costs  relating  to  the
acquisition expected to be incurred                                        (211)


                           Farm Family Holdings, Inc.
              Unaudited Pro Forma Consolidated Statement of Income
                  For the nine months ended September 30, 1998
                     ($ in thousands, except per share data)

                                                                                                   Pro Forma
                                                            Farm Family        Farm Family        Adjustments
                                                              Holdings              Life        Dr.           Cr.      Pro Forma
Revenues:
    Premiums from property/casualty operations               $133,404                 $39    $            $              $133,443
    Premiums from life and health operations                                       23,002                                  23,002
    Net investment income                                      14,333              41,445                                  55,778
    Realized investment gains (losses), net                       534               3,184                                   3,718
    Policy and contract charges                                                     4,342                                   4,342
    Other income                                                  752                 703 (c)    650                          805
                                                        --------------------------------------------------------------------------
        Total revenues                                        149,023              72,715        650                      221,088
                                                        --------------------------------------------------------------------------

Losses, Benefits, Expenses and Other:
    Losses and loss adjustment expenses                        99,063               1,481                                 100,544
    Benefits to policyholders                                                      22,788                                  22,788
    Underwriting & operating expenses                          35,129               6,710 (a)    105  (c)       650        41,294
    Non-recurring charges                                                             203                                     203
    Interest credited to policyholders                                             16,564                                  16,564
    Amortization of policy acquisition costs                                        5,300             (a)     5,300           (0)
    Amortization of present value of future profits                                       (a)  1,215                        1,215
    Interest expense                                               25                                                          25
    Dividends to policyholders                                    119                                                         119
    Participating policyholders' interest                                          16,317 (a)  4,710  (a)     1,044        19,983
                                                        --------------------------------------------------------------------------
        Total losses, benefits and expenses                   134,336              69,363      6,030          6,994       202,735

Gain on partial reduction of extended earnings liability       (6,318)                  -                                  (6,318)
                                                        --------------------------------------------------------------------------
        Total losses, benefits, expenses and other            128,018              69,363      6,030          6,994       196,417
                                                        --------------------------------------------------------------------------

Income before federal income tax expense                       21,005               3,352      6,680          6,994        24,671

Federal income tax expense                                      6,814               1,123 (b)    107                        8,044
                                                        --------------------------------------------------------------------------
        Net Income before preferred stock dividends            14,191               2,229      6,787          6,994        16,627

        Preferred stock dividends                                                         (a)    269                          269
                                                        --------------------------------------------------------------------------
        Net Income applicable to common shareholders          $14,191              $2,229     $7,055         $6,994       $16,358
                                                        --------------------------------------------------------------------------
        Net Income per Common Share - Basic                     $2.70                                                       $2.60
                                                        --------------                                              --------------
        Net Income per Common Share - Diluted                   $2.67                                                       $2.58
                                                        --------------                                              --------------
        Weighted average shares - Basic                     5,253,813                                 (d) 1,032,794     6,286,607
                                                        --------------                                              --------------
        Weighted average shares - Diluted                   5,306,257                                 (d) 1,032,794     6,339,051
                                                        --------------                                              --------------

See accompanying notes to unaudited pro forma consolidated statements of income.


                           Farm Family Holdings, Inc.
         Notes to Unaudited Pro Forma Consolidated Statements of Income
                            For the nine months ended
                               September 30, 1998
                     ($ in thousands, except per share data)

(a) Adjustment resulting from the allocation of the purchase price for the acquisition based on the estimated fair value of the underlying net assets are as follows:

Additional depreciation expense incurred due to an adjustment of the fair market value of the building based on a current
appraisal and a change in the estimated useful life of the
building to 20 years based on information contained in the
current appraisal and an evaluation of the current condition of
the building.                                                              $105

Adjustment to reverse amortization of deferred acquisition costs         (5,300)

Participating  policyholders'  share of  amortization of deferred
acquisition costs                                                         4,710

Adjustment  to record  amortization  of  present  value of future
profits                                                                   1,215

Participating policyholders' share of amortization of present
value of future profits                                                  (1,044)

Series A Preferred stock dividends on estimated fair value of
$5,846 of preferred stock at a rate of 6 1/8% per annum                     269

(b) Adjustment to reflect the federal income tax effect of item
(a) above using statutory rate of 34%                                       107

(c) Adjustment to eliminate intercompany balances                           650

(d) Adjustment to reflect estimated additional shares of common stock issued in the acquisition assuming an average closing price of $29 23/32 if the closing had occurred on October 16, 1998. The actual average closing price and the actual number of shares of common stock that will be issued to the selling stockholders may
vary significantly from these amounts.                                1,032,794
                                         15



                           Farm Family Holdings, Inc.
              Unaudited Pro Forma Consolidated Statement of Income
                      For the year ended December 31, 1997
                     ($ in thousands, except per share data)

                                                                                                   Pro Forma
                                                              Farm Family       Farm Family        Adjustments
                                                                Holdings            Life          Dr.         Cr.      Pro Forma

Revenues:
     Premiums from property/casualty operations                 $149,220            $9,020     $          $              $158,240
     Premiums from life and health operations                                       30,505                                 30,505
     Net investment income                                        18,077            54,964                                 73,041
     Realized investment gains (losses), net                       5,406             2,914                                  8,320
     Policy and contract charges                                                     5,041                                  5,041
     Other income                                                  1,020             1,153 (c)     808                      1,365
                                                          ------------------------------------------------------------------------
         Total revenues                                          173,723           103,597         808                    276,512
                                                          ------------------------------------------------------------------------

Losses, Benefits and Expenses:
     Losses and loss adjustment expenses                         103,301             9,975                                113,276
     Benefits to policyholders                                                      26,843                                 26,843
     Underwriting & operating expenses                            43,320             7,748 (a)     158 (c)      808        50,418
     Non-recurring charges                                                             707                                    707
     Interest credited to policyholders                                             24,813                                 24,813
     Amortization of policy acquisition costs                                        6,852             (a)    6,852             0
     Amortization of present value of future profits                                       (a)   2,233                      2,233
     Interest expense                                                102                                                      102
     Dividends to policyholders                                      282                                                      282
     Participating policyholders' interest                                          21,617 (a)   5,994 (a)    1,929        25,682
                                                          ------------------------------------------------------------------------
         Total losses and expenses                               147,005            98,555       8,385        9,589       244,356
                                                          ------------------------------------------------------------------------

Income before federal income tax expense                          26,718             5,042       9,193        9,589        32,156

Federal income tax expense                                         9,218             1,702 (b)     135                     11,055
                                                          ------------------------------------------------------------------------

         Net Income before preferred stock dividends              17,500             3,340       9,328        9,589        21,101

         Series A Preferred stock dividends                                                (a)     358                        358
                                                          ------------------------------------------------------------------------

         Net Income applicable to common shareholders            $17,500            $3,340      $9,686       $9,589       $20,743
                                                          ------------------------------------------------------------------------

         Net Income per Common Share - Basic                       $3.33                                                    $3.30
                                                          ---------------                                           --------------

         Net Income per Common Share - Diluted                     $3.32                                                    $3.29
                                                          ---------------                                           --------------

         Weighted average shares - Basic                       5,253,813                               (d)1,032,794     6,286,607
                                                          ---------------                                           --------------

         Weighted average shares - Diluted                     5,270,947                               (d)1,032,794     6,303,741
                                                          ---------------                                           --------------

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

(a) Adjustment resulting from the allocation of the purchase price for the Acquisition based on the estimated fair value of the underlying net assets are as follows:

Additional depreciation expense incurred due to an adjustment of the fair market value of the building based on a current
appraisal and a change in the estimated useful life of the
building to 20 years based on information contained in the
current appraisal and an evaluation of the current condition of
the building.                                                              $158

Adjustment to reverse  amortization of deferred acquisition costs        (6,852)

Participating policyholders' share of amortization of deferred
acquisition costs,                                                        5,994

Adjustment to record amortization of present value of future
profits                                                                   2,233

Participating policyholders' share of amortization of present
value of future profits                                                  (1,929)

Series A Preferred stock dividends on estimated fair value of
$5,856 of preferred stock at a rate of 6 1/8% per annum                     358

(b) Adjustment to reflect the federal income tax effect of item
(a) above using statutory rate of 34%                                       135

(c) Adjustment to eliminate intercompany balances                           808

(d) Adjustment to reflect estimated additional shares of Common
Stock issued in the acquisition assuming an average closing price of $29 23/32 if the closing had occurred on October 16, 1998. The actual average closing price and the actual number of shares of common Stock that will be issued to the selling stockholders may
vary significantly from these amounts.                                1,032,794

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

For the nine month periods ended September 30, 1998 and 1997, 34.5% and 36.6%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 28.4% and 25.7%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

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

Year 2000
---------

Many computer programs and other computer systems upon which the Company relies were created using only two digits to identify a year in the date field. If not corrected, many of these computer applications could fail or produce erroneous results by or at the beginning of the year 2000. In 1996, management began considering Year 2000 issues as they affect the Company and began to develop a Year 2000 plan. The Company's overall plan for dealing with the Year 2000 problem covers Information Technology ("IT") systems, non-IT systems, and third-party providers. The Company has established a Year 2000 team to lead the Company's activities relating to its Year 2000 issues. The Company's Year 2000 team works with the Company's senior management, legal and business units on Year 2000 issues. The Company's current state of readiness with respect to each of its IT systems, non-IT systems and third-party providers is discussed below.

The Company uses a process consisting of the following five phases to approach Year 2000 compliance of its IT systems: (1) Inventory (cataloging the systems portfolio); (2) Assessment (identifying possible Year 2000 related failures and developing strategies to remediate them); (3) Remediation (creating or acquiring corrections to deficiencies); (4) Testing (confirming whether remediation is successful); and (5) Implementation (installing solutions).

Critical IT systems include product administration systems, key financial systems and core IT infrastructure. The inventory and assessment phases have been completed for all critical IT systems. The phases of remediation and testing of critical IT systems have been 95% completed as of September 30, 1998. Management of the Company believes that the phases of remediation, testing and implementation for critical IT systems will be completed by the end of 1998. Noncritical IT systems include certain other business applications which the Company does not believe to be critical. The inventory phase has been completed for the Company's noncritical IT systems as of September 30, 1998. The assessment, remediation, testing and implementation phases for the Company's noncritical IT systems are ongoing and are expected to be completed by the end of 1999.

The Company is currently testing the operation of IT systems working together in an integrated test environment that replicates the Company's live environment. This test exercises software and hardware using dates advanced to Year 2000 and beyond. There can be no assurances that the integrated testing will discover all potential Year 2000 problems or that it will not reveal additional material problems that will have to be resolved.

Non-IT systems typically include embedded technology such as microcontrollers. The Company's non-IT systems include machinery and equipment in its buildings, such as elevators, telephone equipment, HVAC, security and alarm systems and print shop/mail room equipment. The Company is reviewing these systems for Year 2000 compliance with the third-party providers the Company uses to service and maintain this equipment.

The Company's Year 2000 effort also includes a systematic assessment of the Year 2000 compliance status of third-party providers. The Company believes loss of public utilities, phone, banking, mail or certain outsourced processing services could have an immediate and critical adverse material impact on the Company's operations. The Company is contacting each of its third-party providers, through letters, questionnaires and/or interviews depending upon the nature of the product or service supplied, to determine if the provider is Year 2000 compliant. As of September 30, 1998, the Company had received responses from approximately 85 percent of such third-parties. Many of the responses indicate that the products or services provided are expected to be Year 2000 compliant. However, few providers have provided written assurances that they are currently Year 2000 compliant. The Company continues to track the status of third-party providers' Year 2000 compliance progress and a follow-up program is under way with providers that have not responded. Management believes that the process of evaluating the Year 2000 compliance status of the Company's third-party providers who provide mission critical services and products will be completed by June 30, 1999.

The Company's incremental costs to address the Year 2000 issues did not have a material impact on the Company's operations in 1997 or during the nine months ended September 30, 1998, and are not expected to have a material impact in the remainder of 1998 or 1999. These costs are being funded through operating cash flows.

The phases of inventory, assessment, remediation, testing and implementation of the Company's software for Year 2000 issues have been done primarily by the Company's existing IT staff. Correction of Year 2000 issues is a high priority project and certain other less critical IT projects have been deferred due to Year 2000 efforts; however, the Company does not believe the deferral of other IT projects has had a material effect on the Company's financial condition or results of operations in 1997 or during the nine months ended September 30, 1998. The Company's IT staff has continued to work on other high priority projects concurrent with the Year 2000 project.

The Company has not conducted a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the failure to achieve Year 2000 compliance on a timely basis. The Company believes that its most reasonably likely worst case Year 2000 scenarios may include these elements: (1) one or more parts of the Company's IT systems will operate incorrectly, thereby resulting in a temporary shutdown or miscalculation in a system which may have an adverse effect on the Company's operations and (2) one or more of the Company's third-party providers will be unable to provide the products or services expected which may have an adverse effect on the Company's operations. Because of the progress which has been made toward achieving Year 2000 compliance with the Company's IT systems, an IT system contingency plan has not been developed. The Company believes that its testing of its critical hardware and software will reveal any significant Year 2000 problems, that such problems will be capable of remediation, and that the Company's software and hardware will perform substantially as planned when Year 2000 processing begins. If testing reveals material problems that cannot be remediated, then the Company intends to develop such contingency plans as are practical based on the alternatives available. A contingency plan has not been developed for dealing with the scenario where one or more of the Company's third-party providers will be unable to provide the services expected. If management believes that a third-party provider is not Year 2000 compliant, or that a third-party provider's Year 2000 compliance status is uncertain, then the Company intends to seek other providers or develop such contingency plans as are practical based on the alternatives available.

Despite the Company's efforts to address its Year 2000 issues, there can be no assurances that Year 2000 related failures of the Company's IT systems, or that Year 2000 related failures by third parties with which the Company interacts, will not have a material adverse effect on the Company's results of operations, liquidity and financial condition.

In addition to its own computer systems and third-party providers, the Company may also have exposure in its property/casualty operations to Year 2000 claims asserted under certain insurance policies it has sold to customers. Although the Company generally does not issue insurance policies intended to cover risks related to the Year 2000 issue, there can be no certainty regarding future judicial or legislative interpretations of coverage. There can be no assurances that Year 2000 related claims will not emerge and that such claims will not have a material adverse effect on the Company's results of operations, liquidity and financial condition.

Safe Harbor Statement under The Private Securities Litigation Reform Act of
---------------------------------------------------------------------------
1995:
-----
With exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-Q include, but are not limited to, statements with respect to the Company's potential acquisition of Farm Family Life, the impact of the potential acquisition of Farm Family Life on the earnings and shareholder value of the Company, statements regarding the Company's ability to successfully address its Year 2000 issues and the estimated impact thereof on the Company's future financial condition and results of operations, projections of revenue, earnings, capital structure and other financial items, statements of the plans and objectives of the Company or its management, and statements of future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. The forward-looking statements in this Form 10-Q are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the results of operations of the Company and Farm Family Life, fluctuations in the market value of shares of the Company's common stock, the satisfaction of the closing conditions set forth in the Amended and Restated Option Purchase Agreement (which conditions include, but are not limited to, the approval of the Company's shareholders, and receipt of all required governmental approvals), exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, factors relating to the Company's ability to successfully address its Year 2000 issues and other risks listed from time to time in the Company's Securities and Exchange Commission filings, including the Form 10-K/A filed for the fiscal year ended December 31, 1997 and the Prospectus dated July 22, 1996. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-Q.

Results of Operations

The Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Premiums
--------
Premium revenue increased $7.2 million or 18.7%, during the three months ended September 30, 1998 to $45.7 million from $38.5 million for the same period in 1997. The increase in premium revenue in 1998 resulted from an increase of $4.7 million in earned premiums on additional business directly written by the Company, an increase of $0.3 million in earned premiums from assumed reinsurance business and a decrease of $2.2 million in earned premiums ceded to reinsurers and not retained by the Company. The $4.7 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $4.6 million, or 13.4%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package), as well as an increase of $0.3 million in earned premiums from the Company's workers' compensation business. As of September 30, 1998, the Company had a total of approximately 164,900 policies in force. The number of policies in force related to the Company's primary products increased by 10.0% to approximately 136,450 as of September 30, 1998 from approximately 124,100 as of September 30, 1997 and the average premium earned for each such policy increased by 4.2% during the three months ended September 30, 1998 compared to the same period in 1997.

Net written premiums increased 10.6% to $46.3 million for the three months ended September 30, 1998 compared to $41.8 million for the same period in 1997. The increase in net written premiums is primarily attributable to the growth in direct writings to customers, a decrease in written premium ceded to reinsurers and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings came primarily from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, Vermont, New Hampshire and Rhode Island. In addition, direct writings of all the Company's primary products, particularly personal automobile, increased during the third quarter of 1998. During the three months ended September 30, 1998, premiums from the Company's direct writings (excluding assigned risk automobile business premiums received by the Company) increased $3.9 million compared to the same period in 1997. Direct writings in New Jersey accounted for $2.2 million ($1.6 million of which represents increased personal automobile business) of the Company's $3.9 million increase in direct writings during the three months ended September 30, 1998 compared to the same period in 1997.

Net Investment Income
---------------------
Net investment income increased $0.2 million or 4.6% to $4.8 million for the three months ended September 30, 1998 from $4.6 million for the same period in 1997. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $32.2 million, or 12.0% as of September 30, 1998 compared to September 30, 1997. The taxable equivalent yield on the Company's investment portfolio was 7.1% and 7.2% for the three months ended September 30, 1998 and 1997, respectively.

Realized Investment Gains
-------------------------
Realized investment gains were $0.2 million for the three months ended September 30, 1998 and 1997.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $6.2 million, or 23.4%, to $32.9 million for the three months ended September 30, 1998 from $26.7 million for the same period in 1997. Loss and loss adjustment expenses were 72.1% of premium revenue for the three months ended September 30, 1998 compared to 69.4% of premium revenue for the same period in 1997. The increase in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the increase in weather related losses during the third quarter of 1998. Losses believed to be weather related incurred on the Company's direct written business in the northeast aggregated $3.3 million in the three months ended September 30, 1998 compared to $1.2 million for the same period in 1997. The impact of the weather related losses incurred by the Company during the three months ended September 30, 1998 was largely offset by the Company's aggregate stop loss reinsurance program.

Underwriting Expenses
---------------------
Underwriting expenses increased $0.5 million, or 5.0%, to $11.5 million for the three months ended September 30, 1998 from $11.0 million for the same period in 1997. For the three months ended September 30, 1998, underwriting expenses were 25.3% of premium revenue compared to 28.6% for the same period in 1997. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period and the Company's continued expense management initiatives which began in 1998.

Gain on Partial Reduction of Extended Earnings Liability
-------------------------------------------------------
The Company recorded a gain on the partial reduction of its extended earnings liability of $6.3 million during the three months ended September 30, 1998, which was the result of modifications made to the agreements with the Company's agents and agency managers that relieved the Company of the primary obligation to make extended earnings payments. The Company is primarily liable for its remaining Statement 112 liability which represents the aggregate amount owed by the Company to eligible former agents who have terminated their association with the Company and are currently receiving extended earnings payments.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $2.4 million to $4.3 million in 1998 from $1.9 million in 1997. The increase in federal income tax expense was primarily attributable to the foregoing factors as well as the gain on partial reduction of extended earnings liability of $6.3 million. Federal income tax expense was 33.5% of income before federal income tax expense for the three months ended September 30, 1998 compared to 32.9% for the same period in 1997.

Net Income
----------
Net income increased $4.7 million to $8.5 million for the three months ended September 30, 1998 from $3.8 million for the same period in 1997 primarily as a result of the foregoing factors, including the gain on partial reduction of extended earnings liability of $6.3 million.


The Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

Premiums
--------
Premium revenue increased $24.2 million or 22.2%, during the nine months ended September 30, 1998 to $133.4 million from $109.2 million for the same period in 1997. The increase in premium revenue in 1998 resulted from an increase of $16.1 million in earned premiums on additional business directly written by the Company, an increase of $2.7 million in earned premiums from assumed reinsurance business and a decrease of $5.4 million in earned premiums ceded to reinsurers and not retained by the Company. The $16.1 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $14.3 million, or 14.5%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package), as well as an increase of $1.6 million in earned premiums from the Company's workers' compensation business and an increase of $0.2 million in earned premiums from the Company's other products. As of September 30, 1998, the Company had a total of approximately 164,500 policies in force. The number of policies in force related to the Company's primary products increased by 10.0% to approximately 136,450 as of September 30, 1998 from approximately 124,100 as of September 30, 1997 and the average premium earned for each such policy increased by 4.2% during the nine months ended September 30, 1998 compared to the same period in 1997.

Net written premiums increased 17.1% to $142.2 million for the nine months ended September 30, 1998 compared to $121.5 million for the same period in 1997. The increase in net written premiums is primarily attributable to the growth in direct writings to customers, a decrease in written premium ceded to reinsurers and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings came primarily from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, and Rhode Island. In addition, direct writings of all the Company's primary products, particularly personal automobile, increased during the nine months ended September 30, 1998. During the nine months ended September 30, 1998, premiums from the Company's direct writings (excluding assigned risk automobile business premiums received by the Company) increased $15.4 million compared to the same period in 1997. Direct writings in New Jersey accounted for $7.7 million ($5.6 million of which represents increased personal automobile business) of the Company's $15.4 million increase in direct writings during the nine months ended September 30, 1998 compared to the same period in 1997.

Net Investment Income
---------------------
Net investment income increased $0.8 million or 5.9% to $14.3 million for the nine months ended September 30, 1998 from $13.5 million for the same period in 1997. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $32.2 million, or 12.2% as of September 30, 1998 compared to September 30, 1997. The taxable equivalent yield on the Company's investment portfolio was 7.1% and 7.3% for the nine months ended September 30, 1998 and 1997.

Realized Investment Gains
-------------------------
Realized investment gains decreased $5.1 million to $0.5 million for the nine months ended September 30, 1998 as compared to $5.6 million for the same period in 1997. Realized investment gains in the nine months ended September 30, 1997 were primarily attributable to a realized gain on the sale of a common stock investment.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $22.7 million, or 29.6%, to $99.1 million for the nine months ended September 30, 1998 from $76.4 million for the same period in 1997. Loss and loss adjustment expenses were 74.3% of premium revenue for the nine months ended September 30, 1998 compared to 70.0% of premium revenue for the same period in 1997. The increase in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the increase in weather related losses during the nine months ended September 30, 1998 compared to the same period in 1997. Losses believed to be weather related incurred on the Company's direct written business in the northeast aggregated $10.0 million in the nine months ended September 30, 1998 compared to $4.4 million for the same period in 1997. In addition, the Company incurred losses of approximately $500,000 as a result of severe weather which impacted certain midwestern risks which the Company reinsures. The increase in weather related losses was primarily attributable to severe ice storms during the first three months of 1998 which impacted the upstate New York and Maine territories in which the Company writes business, and tornadoes and severe thunder storms during the second quarter of 1998, which impacted direct insures in the northeast. The impact of the weather related losses incurred by the Company during the nine months ended September 30, 1998 was partially offset by the Company's aggregate stop loss reinsurance program.

Underwriting Expenses
---------------------
Underwriting expenses increased $3.1 million, or 9.9%, to $35.1 million for the nine months ended September 30, 1998 from $32.0 million for the same period in 1997. For the nine months ended September 30, 1998, underwriting expenses were 26.3% of premium revenue compared to 29.3% for the same period in 1997. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period and the Company's continued expense management initiatives which began in 1998.

Gain on Partial Reduction of Extended Earnings Liability
--------------------------------------------------------
The Company recorded a gain on the partial reduction of its extended earnings liability of $6.3 million during the nine months ended September 30, 1998, which was the result of modifications made to the agreements with the Company's agents and agency managers that relieved the Company of the primary obligation to make extended earnings payments. The Company is primarily liable for its remaining Statement 112 liability which represents the aggregate amount owed by the Company to eligible former agents who have terminated their association with the Company and are currently receiving extended earnings payments.

Federal Income Tax Expense
--------------------------
Federal income tax expense decreased $0.1 million to $6.8 million in 1998 from $6.9 million in 1997. Federal income tax expense was 32.4% of income before federal income tax expense for the nine months ended September 30, 1998 compared to 33.5% for the same period in 1997. The decrease in the Company's federal income tax expense as a percentage of income before federal income tax expense for the nine months ended September 30, 1998 as compared to the same period in 1997 was primarily attributable to an increase in tax exempt interest income earned on the Company's investments reflecting the Company's increased investment in tax exempt fixed maturities.

Net Income
----------
Net income increased $0.6 million to $14.2 million for the nine months ended September 30, 1998 from $13.6 million for the same period in 1997 primarily as a result of the foregoing factors, including the gain on partial reduction of extended earnings liability of $6.3 million.

Liquidity and Capital Resources
-------------------------------
Net cash provided by operating activities was $22.7 million and $20.6 million during the nine month periods ended September 30, 1998 and 1997, respectively. The increase in net cash provided by operating activities was primarily attributable to an increase in reserves for losses and loss adjustment expenses and reserves for unearned premiums which was partially offset by an increase in reinsurance receivables and premium receivables.

Net cash used in investing activities was $21.5 million during the nine months ending September 30, 1998 compared to $20.9 million for the same period in 1997 primarily as a result of an increase in investment purchases from fixed maturities, and an increase in short-term investments, which were partially offset by an increase in investment purchases by the Company.

The Company has in place unsecured lines of credit with two banks under which it may borrow up to $12.0 million. At September 30, 1998, no amounts were outstanding on the lines of credit, each of which has an annual interest rate equal to each bank's respective prime rate. On April 1, 1998, Farm Family Casualty redeemed $1.3 million principal amount of surplus notes bearing interest at a rate of eight percent per annum.

Future Application of Accounting Standards
------------------------------------------
In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("Statement 131") effective for years beginning after December 15, 1997. The adoption of Statement 131 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This statement, which is effective for the Company for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is evaluating the impact this statement may have on the Company's financial statements.

Item 6:        Exhibits and Reports on Form 8-K

                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


Exhibit Number       Document Description

*2.1 Plan of Reorganization and Conversion dated February 14, 1996 as amended by Amendment No. 1, dated April 23, 1996

*3.1                Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2                Bylaws of Farm Family Holdings, Inc.

 4.1 Rights agreement, dated as of July 29, 1997, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 1997)

10.1 Farm Family Life Insurance Company, Farm Family Casualty Insurance Company, Farm Family Holdings, Inc. Officer Severance Pay Plan Effective August 1, 1994, as amended July 29, 1997, and as further amended July 28, 1998


*Incorporated by reference to Registration Statement No. 333-4446

Reports on Form 8-K

A report on Form 8-K was filed on August 7, 1998 reporting a press release issued announcing the Company's operating results for the quarter ended June 30, 1998.

No financial statements were filed with the Form 8-K.

                            SUMMARY PLAN DESCRIPTION

                       FARM FAMILY LIFE INSURANCE COMPANY
                     FARM FAMILY CASUALTY INSURANCE COMPANY
                           FARM FAMILY HOLDINGS, INC.

                           OFFICER SEVERANCE PAY PLAN
                             Effective July 28, 1998

Purpose
-------
Farm Family Life Insurance Company (hereinafter referred to as "Life"), Farm Family Casualty Insurance Company (hereinafter referred to as "Casualty") and Farm Family Holdings, Inc. (hereinafter referred to as "Holdings") have adopted a severance pay plan effective August 1, 1994, amended July 29, 1997 and further amended July 28, 1998, the purpose of which is to provide financial benefits to officers of Life, Casualty or Holdings who lose their positions under Severance Qualifying Conditions.

Eligible Officers
-----------------
All officers of Life, Casualty and Holdings (hereinafter collectively referred to as the Companies) are eligible for severance benefits under this plan.

Definitions
-----------
1. Cause: An officer's:

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

2. Change in Control: A change in control of Life, Casualty or Holdings of a nature that would be required to be reported in response to Item 6(e) of schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not Life, Casualty or Holdings is subject to the Exchange Act at such time; provided, however, that without limiting the generality of the foregoing, a Change in Control will in any event be deemed to occur if and when:

(a) any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Exchange Act, hereinafter in this definition, "Person"), other than Life, Casualty or Holdings, or a subsidiary of Life, Casualty or Holdings or employee benefit plan of Life, Casualty or Holdings, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of Life, Casualty or Holdings representing more than twenty-five percent (25%) of the combined voting power of Life's, Casualty's, or Holdings' then outstanding securities;

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

3. Salary: The highest rate of wages, salaries and fees for professional services, and other amounts received by the officer for personal services actually rendered in the course of employment with the Companies within the last 2 years, on an annualized basis. Salary does include taxable reimbursements or other expense allowances, fringe benefits (cash and non cash), and moving expenses. Salary does not include:

(a) any bonus paid to the officer whether paid pursuant to an annual incentive plan or otherwise;

(b) any distribution from a plan of deferred compensation;

(c) amounts realized from the exercise of a non qualified stock option, or when restricted stock (or property) held by an officer either becomes freely transferable or is no longer subject to substantial risk of forfeiture; and

(d) amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option.

Severance Qualifying Conditions
-------------------------------
An Eligible Officer whose employment with Life, Casualty or Holdings is terminated, is eligible for severance benefits, if his or her employment is terminated under the following conditions ("Severance Qualifying Conditions"):

The officer's employment with Life, Casualty or Holdings is (i) involuntarily terminated due to the officer not satisfactorily performing the duties of his or her position with such Company; (ii) terminated due to the elimination of the officer's position and the officer is not offered another position of comparable responsibility and compensation with Life, Casualty or Holdings ("Elimination of Position Termination"); or (iii) terminated due to a Change in Control of Life, Casualty or Holdings and the officer is not offered a position of comparable responsibility and compensation by the acquiring or resulting company ("Change in Control Termination"); AND

The officer executes a release of all claims against Life, Casualty and Holdings acceptable to Life, Casualty and Holdings.

The termination of an officer's employment with Life, Casualty or Holdings, for any of the following reasons shall not be treated as a Severance Qualifying
Condition:

1. If an officer resigns, abandons his or her job, fails to return from an approved leave of absence or initiates termination on any similar basis other than pursuant to Elimination of Position Termination or Change in Control Termination; or

2. If an officer is terminated for Cause.

The decision of whether an officer's termination is a Severance Qualifying Condition shall be determined solely at the Companies' discretion.

Policy
------
The Companies will pay severance pay equal to the greater of:

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

Year of Service shall mean a period of 12 months during which the individual is an officer and/or employee of Life, Casualty or Holdings and does not include any service as:

1. A leased employee;
2. An independent contractor; or
3. An employee or agent of the Company compensated pursuant to an agent's training allowance program, agent's, independent agent's, regional manager's contract or other contract of the same general character.

The decision of how benefits will be paid will be made by the Companies in their sole discretion. The Companies will pay all benefits under this plan from their general assets.

Certain Additional Payments by the Companies
--------------------------------------------
In the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Companies (or any of their affiliated entities) or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of an Eligible Officer (whether pursuant to the terms of this Officer Severance Pay Plan or otherwise, but determined without regard to any additional payments required under this Section) (the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any similar tax that may hereafter be imposed), or any interest or penalties are incurred by the Eligible Officer with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Companies shall pay to the Eligible Officer an additional payment (a "Gross Up Payment") in an amount such that after payment by the Eligible Officer of all taxes (including any Excise Tax) imposed upon the Gross Up Payment, the Eligible Officer retains an amount of the Gross Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed for federal, state or local income tax purposes because of the inclusion of the Gross Up Payment in the Eligible Officer's adjusted gross income and the highest applicable marginal rate of federal, state or local income taxation, respectively, for the calendar year in which the Gross Up Payment is to be made. For purposes of determining the amount of the Gross Up Payment, the Eligible Officer shall be deemed to (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross Up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross Up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal, state and local income tax purposes at least equal to those disallowed because of the inclusion of the Gross Up Payment in the Eligible Officer's adjusted gross income.

Subject to the provisions of this Section, all determinations required to be made under this Section, including whether and when a Gross Up Payment is required and the amount of such Gross Up Payment, and the assumptions to be utilized in arriving at such determinations, shall be made by tax counsel, compensation consultants or auditors of nationally recognized standing (the "Independent Advisors") selected by the Companies and reasonably acceptable to the Eligible Officer which shall provide detailed supporting calculations both to the Companies and the Eligible Officer within fifteen (15) business days of the receipt of notice from the Companies or the Eligible Officer that there has been a Payment, or such earlier time as is requested by the Companies (collectively, the "Determination"). All fees and expenses of the Independent Advisors shall be borne solely by the Companies. The Gross Up Payment under this Section with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Independent Advisors determine that no Excise Tax is payable by the Eligible Officer, it shall furnish the Eligible Officer with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Eligible Officer's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Independent Advisors shall be binding upon the Companies and the Eligible Officer. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross Up Payment is made, the Eligible Officer shall repay to the Companies at the time that the amount of such reduction in Excise Tax is finally determined (but, if previously paid to the taxing authorities, not prior to the time the amount of such reduction is refunded to the Eligible Officer or otherwise realized as a benefit by the Eligible Officer) the portion of the Gross Up Payment that would not have been paid if such Excise Tax had been applied in initially calculating the Gross Up Payment, plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross Up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross Up Payment), the Companies shall make an additional Gross Up Payment and shall indemnify and hold the Eligible Officer harmless in respect of such excess (plus any interest and penalties payable with respect to such excess) at the time that the amount of such excess is finally determined. The Eligible Officer shall cooperate, to the extent his or her expenses are reimbursed by the Companies, with any reasonable requests by the Companies in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

Review of Denial of Benefits/Appeal Process
-------------------------------------------
If an officer does not receive benefits to which the officer thinks he or she is entitled, the officer may file a claim for those benefits. The Vice President-Human Resources will rule on the claims within 60 days of receipt of the claim. In the case of claims made by the Vice President-Human Resources, the Chief Executive Officer of the Companies shall make such review and determination. If claims are denied, in whole or in part, the officer will be notified in writing. A copy of the ruling and a statement supporting the decision will be given to the officer. The notice will indicate why the claims were denied, and either describe any additional information necessary to grant a claim or instruct the officer on how to appeal the denial.

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

Amendment or Termination of the Plan
------------------------------------
The Companies reserve the right to amend or terminate the plan at any time, with or without advance notice, by action of the Board of Directors. Provided, however, that no amendment or termination of the plan will reduce the amount the Companies agree to pay officers covered by the Plan at the time of the amendment or termination, in the event of a Severance Qualifying Condition below the following amounts:

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

Employee rights under ERISA
---------------------------
As a participant in this plan, officers are entitled to certain rights and protection under ERISA. ERISA provides that all plan participants shall be entitled to:

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


                           FARM FAMILY HOLDINGS, INC.
                                  (Registrant)




November 13, 1998    By:/s/ Philip P. Weber
-----------------    -----------------------------------------------------------
     (Date)            Philip P. Weber, President & Chief Executive Officer
                               (Principal Executive Officer)




November 13, 1998    By:/s/ Timothy A. Walsh
-----------------    -----------------------------------------------------------
     (Date)             Timothy A. Walsh, Executive Vice President - Finance &
                                             Treasurer
                             (Principal Financial & Accounting Officer)
                                         35