Form 10-K
period 1998-12-31
FARM FAMILY HOLDINGS INC
filed 1999-03-31
CIK 1013564

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                           Commission File No. 1-11941

                           FARM FAMILY HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware IRS No. 14-1789227

                     344 Route 9W, Glenmont, New York 12077
                  Registrant's telephone number: (518) 431-5000

           Securities registered pursuant to Section 12(b)of the Act:

                                                       Name of each exchange
               Title of each class                     on which registered
               Common Stock, par value $0.01           New York Stock Exchange
               per share (the "Common Stock")

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

On March 1, 1999, Registrant had 5,253,813 shares of Common Stock outstanding. Of these, 5,241,270 shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in the Wall Street Journal for stocks listed on the New York Stock Exchange March 1, 1999) of approximately $170,341,275, were owned by stockholders other than directors and executive officers of the Registrant.

                      Documents Incorporated By Reference

  Portions of the following documents are incorporated by reference as follows:

   Documents Incorporated                                    Part of Form 10K


   Farm Family Holdings, Inc.                                   I and II
   Annual Report to Stockholders
   for the fiscal year ended
   December 31, 1998
   (the "Annual Report")

   Farm Family Holdings, Inc.                                     III
   Proxy Statement for the
   1999 Annual Meeting of
   Stockholders
   (the "Proxy Statement")

                                     PART I
                                     ------

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

     On July 26, 1996, Farm Family Mutual Insurance Company ("Farm Family Mutual") converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings pursuant to a plan of Reorganization and Conversion (the "Plan"). In addition, Farm Family Mutual was renamed Farm Family Casualty Insurance Company. As part of the Plan, Farm Family Holdings was formed and Farm Family Mutual policyholders received approximately 2,237,000 shares of Farm Family Holding's common stock and $11,735,000 in cash in exchange for their membership interest in Farm Family Mutual.

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

     Farm Family Casualty is a specialized property and casualty insurer of farms, agribusiness, other generally related businesses and residents of rural and suburban communities principally in the Northeastern United States. Farm Family Casualty provides property and casualty insurance coverages to members of the state Farm Bureau(R) Organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states, (collectively the "Farm Bureaus"), and has the exclusive endorsement of these organizations to provide such coverages to their members. Membership in a state or county Farm Bureau organization is a prerequisite for voluntary insurance coverage, except for employees of the Company and its affiliates.

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

     The Company's principal strategy is to maintain its focus on meeting the specialized insurance needs of the rural and suburban communities in which it currently operates. The Company offers personal and commercial automobile products, and also property and liability products. The Company's flagship product, the Special Farm Package, is a flexible policy that can be adapted to meet the needs of a variety of agricultural and agricultural related businesses. As evidenced by its introduction of businessowners products in 1990, the Company also seeks to leverage its local reputation, agency force, knowledge and experience to expand its product offerings to a wider variety of customers in the rural and suburban communities in which it currently operates. In addition, the Company continues to seek to facilitate and expedite sales, underwriting and policy administration functions through the use of computer networking communications with the home office.

     In 1997, the Company established a wholly owned subsidiary, Farm Family Financial Services, Inc. Through the establishment of this subsidiary, and its affiliation with a national broker-dealer, the Company's agents can offer financial products such as mutual funds, stocks, bonds and variable life insurance and variable annuity products to their clients.

Acquisition of Farm Family Life

     Farm Family Holdings entered into an Option Purchase Agreement with the shareholders of Farm Family Life pursuant to which Farm Family Holdings was granted an option to acquire all of the outstanding capital stock of Farm Family Life, exercisable for a two year period which commenced on July 26, 1996. On February 26, 1998, the Board of Directors of Farm Family Holdings approved the exercise of the option to acquire Farm Family Life and its wholly owned subsidiary, United Farm Family. Farm Family Life is owned by the Farm Bureau organizations and their affiliates in New York, New Jersey, Delaware, West Virginia and all of the New England states. Under the Option Purchase Agreement, Farm Family Holdings will pay an exercise price of $37.5 million to acquire Farm Family Life, consisting of $31.5 million of common stock of Farm Family Holdings, and $6 million stated value of 6-1/8% voting preferred stock of Farm Family Holdings, less certain expenses to be paid by Farm Family Life in connection with the acquisition on behalf of the shareholders of Farm Family Life.

     The Option Purchase Agreement was originally approved by the Company's shareholders on December 2, 1998. The closing of the acquisition was scheduled to occur on December 7, 1998, but was delayed when it was determined that in order for certain shareholders of Farm Family Life to provide unqualified opinions of counsel required by the Option Purchase Agreement as a condition to closing, such shareholders of Farm Family Life or their respective parent entities would need to obtain approval of the acquisition from their members.

     As a result of this delay, the Option Purchase Agreement was amended by Amendment No. 2 dated as of January 14,1999 ("Amendment No.2") to, among other things, fix the price used to determine the number of shares of common and preferred stock to be issued, subject to a collar mechanism, at $35.72, which was the average closing price that would have been used if the closing had occurred on December 7, 1998. Under the collar mechanism, if the price per share of the Company's common stock on the last trading day prior to the closing (the "Closing Price") is greater than $42.86 or equal to or less than $25.00, the price used to determine the number of shares of the Company's common stock to be issued in the acquisition will equal $35.72 divided by a factor. The factor will be equal to 1.2 (if the Closing Price is greater than $42.86) or 0.7 (if the Closing Price is equal to or less than $25.00) multiplied by $35.72 divided by the Closing Price. If the Closing Price is $25.00 or less, the Company will also have the option to terminate the Option Purchase Agreement. In addition, Amendment No. 2 extended the date on which the Company or the shareholders of Farm Family Life may terminate the Option Purchase Agreement, if the closing has not occurred, to April 30, 1999.

     The Option Purchase Agreement is subject to the approval of the members of certain shareholders of Farm Family Life or their respective parent entities. Farm Family Holdings resolicited the approval of its shareholders for the revised terms of the acquisition. On March 25, 1999, the Option Purchase Agreement as amended by Amendment No. 2, and the acquisition of Farm Family Life were approved by Farm Family Holdings' shareholders. Under the terms of Amendment No. 2, the shareholders of Farm Family Life have agreed to reimburse the Company for half of the expenses of resolicitation, up to $200,000. The acquisition of Farm Family Life is subject to certain closing conditions including the receipt of all required government approvals, among other things. Management expects to close the acquisition of Farm Family Life in the second quarter of 1999.

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

     The Company is a party to Membership List Purchase Agreements with each of the state Farm Bureaus in the ten states in which it conducts business. Pursuant to each Membership List Purchase Agreement, Farm Bureau membership lists are provided to the Company on an exclusive basis for the purpose of marketing its insurance products. The Membership List Purchase Agreements are for six years commencing on January 1, 1996. For the years ended December 31, 1998, 1997 and 1996, the Company paid a total of $660,000, $600,000 and $571,000, respectively, to the Farm Bureaus pursuant to the Membership List Purchase Agreements.

     The operations of the Company are closely related with those of its affiliates, Farm Family Life and United Farm Family. The affiliated companies operate under similar Boards of Directors and have similar senior management. In addition, the affiliated companies share home office facilities, data processing equipment, certain personnel and other operational expenses.

     Farm Family Casualty and Farm Family Life are parties to an Amended and Restated Expense Sharing Agreement, effective as of February 14, 1996 (the "Expense Sharing Agreement"), pursuant to which shared expenses for goods, services and facilities are allocated between the Company and Farm Family Life. Under the Expense Sharing Agreement, expenses are allocated in accordance with applicable provisions of the New York Insurance Law and regulations promulgated thereunder. Direct expenses are charged as incurred to the Company and Farm Family Life, as applicable, at cost. For each of the years ended December 31, 1998, 1997 and 1996, 68%, 67% and 65%, respectively, of aggregate operating expenses totaling $29.3, $29.4 million and $30.7 million, respectively, were allocated to the Company, under the Expense Sharing Agreement.

     Farm Family Holdings, Farm Family Casualty and Farm Family Life were parties to a Lease Agreement dated July 1, 1988, as amended by Amendment to Lease Agreement, effective January 1, 1994, as so amended, (the "Lease Agreement") pursuant to which the Company leased home office space in Glenmont, New York from Farm Family Life. Annual rent incurred by Farm Family Casualty under the Lease Agreement was approximately $781,000, $760,000, and $712,000 for each of the years ended December 31, 1998, 1997, and 1996, respectively. In addition, Farm Family Holdings incurred annual rent expense of $37,000, $24,000 and $8,000 for the years ended December 31, 1998, 1997, and 1996, respectively pursuant to the Expense Sharing Agreement. The Lease Agreement expired December 31, 1998 and the parties entered into a new lease agreement effective January 1, 1999.

     The Company and United Farm Family are parties to a service agreement dated July 25, 1988 (the "Service Agreement") pursuant to which the Company provides United Farm Family with certain administrative and special services necessary for its operations, including, but not limited to, claims management, underwriting, accounting, tax and auditing, investment management, and functional support services. In addition, the Company provides United Farm Family with certain personnel, property, equipment and facilities for its operations. For each of the years ended December 31, 1998, 1997, and 1996, Farm Family Casualty charged United Farm Family approximately $1.0 million, $0.5 million, and $0.7 million, respectively, in direct and allocated expenses and overhead under the Service Agreement.

     Prior to January 1, 1998, the Company's reinsurance program included reinsurance agreements with United Farm Family. In accordance with the provisions of these reinsurance agreements, premiums earned, losses, and expenses ceded by the Company to United Farm Family were as follows:

         ($ in thousands)                                          1998             1997               1996
                                                                   ----             ----               ----
         Earned Premiums Ceded                                     $   -            $8,960             $9,334
         Losses  Ceded                                              1,349            8,922              7,049
         Expenses Ceded                                              (299)             846                446
                                                              -------------------------------------------------------
         Net                                                       $(1,050)         $ (808)            $1,839
                                                              =======================================================


     The Company terminated all reinsurance agreements with United Farm Family effective December 31, 1997. However, United Farm Family retains liability for covered losses arising from occurrences prior to the termination date. Effective January 1, 1998, the Company's retention on a per risk basis increased from $100,000 to $300,000 and all reinsurance coverage is provided solely by non-affiliated reinsurers.

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

The following table sets forth, by product, the direct premiums written, including assigned risk business, by the Company for the periods indicated:

         ($ in millions)                                          Year Ended December 31,
                                                                  -----------------------
                                                             % of                   % of                    % of
                                                1998        Total       1997       Total        1996       Total
                                                -----       -----       -----      -----        -----      -----
         Personal Automobile*                   $68.3       36.9%       $62.3      36.9%        $50.0      34.2%
         Special Farm Package                    40.8       22.0%        38.4      22.8%         35.9      24.5%
         Commercial Automobile*                  28.9       15.6%        26.1      15.5%         24.1      16.5%
         Workers' Compensation                   12.6        6.8%        11.3       6.7%          9.7       6.5%
         Businessowners                          10.1        5.5%         9.0       5.3%          7.6       5.2%
         Homeowners                               9.2        5.0%         7.7       4.6%          6.1       4.2%
         Umbrella                                 5.0        2.7%         4.8       2.9%          4.6       3.1%
         Commercial General Liability             4.5        2.4%         4.1       2.4%          3.9       2.7%
         Special Home Package                     3.3        1.8%         3.1       1.8%          2.9       2.0%
         Fire, Allied, Inland Marine              1.8        1.0%         1.3       0.8%          1.2       0.8%
         Products Liability                       0.4        0.2%         0.4       0.2%          0.3       0.2%
         Pollution                                0.2        0.1%         0.2       0.1%          0.1       0.1%
                                           ----------------------------------------------------------------------
         Total                                 $185.1      100.0%      $168.7     100.0%       $146.4     100.0%
                                           ======================================================================


     *Includes $3.9, $6.3, and $4.7 million of assigned risk automobile for personal automobile business and $0.3, $0.7, and $0.5 million of assigned risk for commercial automobile business for each of the years ended December 31, 1998,1997, and 1996, respectively.

     Personal Automobile. The Company's personal automobile policies provide the Company with more premium than any of the Company's other products. The Company's industry standard policies are generally marketed in conjunction with its other products, such as the Special Farm Package, the businessowners policy or the homeowners policy.

     Special Farm Package. The Special Farm Package, is a flexible, multi-line package of insurance coverages that the Company regards as its "flagship" product. As a result of its flexible features, this product can be adapted to meet the needs of a variety of agricultural and related businesses. The Special Farm Package policy combines personal, farm and business property and liability insurance for the farm owner, as well as owners of other agricultural related businesses, such as horse breeding and training facilities, nurseries, wineries and greenhouses.

     In October 1997, the Company began marketing the Country Estate program, a specialized version of the Special Farm Package. The Country Estate program covers rural residents where agricultural exposures are present, but agribusiness is not the main source of income for the household.

     Commercial Automobile. Commercial automobile is primarily used for commercial automobiles utilized in conjunction with agricultural and related businesses.

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

     Special Home Package and Homeowners Policy. The Company's homeowners policy, introduced in 1989, is a standard homeowners multi-peril policy for the rural and suburban homeowner. Increasingly, the homeowners policy is being sold to provide coverage for the insured's principal residence, while the Special Home Package is used by the Company to insure rural-based, tenant occupied residences. Like the Special Farm Package, the Special Home Package combines personal and commercial property and liability coverages, and contains flexible features, which also allow it to be adapted to meet the needs of a variety of customers.

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

     Commercial General Liability. The Company writes an industry standard commercial general liability policy which is generally marketed in connection with the Special Farm Package, or other property insurance coverage. The commercial general liability policy is generally not written apart from these other policies. The policy is usually written by the Company for unique business situations, such as horse breeding and training facilities and certain landscaper risks, which do not meet the criteria for liability coverage under a businessowners or Special Farm Package policy. The policy insures businesses against third party liability from accidents occurring on their premises or arising out of their operations or products. Most of the Company's products liability line is written as part of the commercial general liability product.

     Pollution. The Company writes a small number of pollution liability policies covering specified farm risks on a "claims-made" basis. The policy insures against losses incurred from third party liability, including bodily injury and property damages, for pollution incidents, such as those caused from pesticides, fertilizers, herbicides and manure piles. An "extended reporting period" option is available under certain circumstances which allows for claim reporting after the policy expiration. As of December 31, 1998, the Company had approximately 226 pollution policies in force.

Marketing

     The following table sets forth the Company's direct written premiums by state for the periods indicated:

                                                                     Year Ended December 31,
                                                                     -----------------------
         ($ in millions)                                         % of                       % of                 % of
                                                   1998         Total        1997          Total      1996      Total
                                                   -----        -----        -----         -----      -----     -----

         New York                                  $64.3        34.8%        $61.5         36.5%      $56.5     38.6%
         New Jersey                                 52.4        28.3%         44.5         26.3%       33.1     22.6%
         Massachusetts                              14.6         7.9%         12.9          7.7%       10.3      7.0%
         Connecticut                                12.1         6.5%         11.0          6.5%        9.8      6.7%
         West Virginia                              10.1         5.4%          9.1          5.4%        8.1      5.5%
         Maine                                       6.5         3.5%          6.7          4.0%        6.8      4.7%
         New Hampshire                               6.9         3.8%          6.5          3.9%        6.7      4.6%
         Vermont                                     6.3         3.4%          5.8          3.4%        5.7      3.9%
         Delaware                                    6.5         3.5%          5.8          3.4%        5.0      3.4%
         Rhode Island                                5.4         2.9%          4.9          2.9%        4.4      3.0%
                                            --------------------------------------------------------------------------
                                                  $185.1       100.0%       $168.7        100.0%     $146.4    100.0%
                                            ==========================================================================

     As of December 31, 1998, the Company marketed its property and casualty insurance products in its ten state region through approximately 187 primarily career agents, 12 independent agents and 10 field managers. Many of the Company's agents are established residents of the rural and suburban communities in which they operate and often have specific prior experience in agricultural related businesses. In addition to marketing the Company's property and casualty insurance products, the agency force also markets life insurance products for Farm Family Life. In 1998, agent compensation was comprised entirely of commissions earned by the Company's agents for premiums written by the agents during 1998. The commissions earned by the Company's agents are determined by applying a commission rate to the amount of the premiums written by the agent. The Company applies a fixed commission rate to determine commissions earned on workers compensation and umbrella business produced by its agents. For automobile business and property liability business, the commission rate varies monthly based upon the loss ratio of such business written by the agent during the previous twelve month period. The Company has designed its commission program in this manner to encourage agents to produce profitable business for the Company.

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

Relationship with Farm Bureaus

     The Company was organized in 1955 through the efforts of certain Farm Bureaus, and its relationship with the Farm Bureaus in its ten state region continues to be a fundamental aspect of its business. These Farm Bureaus are affiliated with the American Farm Bureau Federation, the nation's largest general farm organization with over 4.9 million members, which has traditionally sought to advance the interests of the agricultural community. The Company was established through the efforts of certain Farm Bureaus to provide property and casualty insurance for Farm Bureau members in the Northeast. Substantially all of the directors of the Company are associated with Farm Bureau organizations in the Northeast. The Company has the exclusive endorsement of the Farm Bureaus to market property and casualty insurance in the ten states in which it operates.

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

Underwriting

     The Company seeks to underwrite its commercial and personal insurance risks by evaluating loss experience and underwriting profitability with consistently applied standards. The Company maintains information on all aspects of its business, which is routinely reviewed by the Company's staff of underwriters in relationship to product line profitability. The Company's underwriters generally specialize by agency territory, or line of business. Specific information is monitored with regard to individual insureds, which is used to assist the Company in making decisions about policy renewals or modifications.

     The Company concentrates on its established major product lines (personal and commercial auto, Special Farm Package, businessowners and homeowners policies). It generally does not pursue the development of products with risk profiles with which it is not familiar, nor does it, typically, actively market its automobile, workers' compensation or general liability policies except to policyholders who may also purchase its Special Farm Package, businessowners or homeowners products. The Company typically seeks to sell multiple products to a household to enhance persistency and profitability. The Company believes its extensive knowledge of local markets in its region is a key element in its underwriting process.

Claims

     Claims on insurance policies written by the Company are usually investigated and settled by one of the Company's claim adjusters or claim managers. The Company's claim adjusters are strategically located throughout its service territory in twelve offices. The Company's claim philosophy emphasizes timely investigation, evaluation and settlement of claims, while maintaining adequate reserves and controlling claim adjustment expenses. The claim philosophy is designed to support the Company's marketing efforts by providing agents and policyholders with prompt service.

     Claim settlement authority levels are established for each adjuster and claim manager based upon the employee's ability and level of experience. Claim are reported directly to the claims department, located at a field office or through the Company's central claim processing unit located in the home office. Specialized units exist at the home office for no-fault automobile, subrogation and large, litigated and certain other claims. The Company also has a special investigative unit to investigate suspected insurance fraud, including arson. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims.

     Claims for New York private passenger assigned risk business are handled by outside claim adjusting firms that specialize in this line of business. As of January 1, 1999, claims on new and renewal workers compensation policies are handled by an outside adjusting firm that specializes in workers compensation claims.

Reinsurance

Reinsurance Ceded

     The Company's reinsurance arrangements are placed with non-affiliated reinsurers through a reinsurance broker. In addition, through December 31, 1997, certain reinsurance coverages were also placed directly with United Farm Family (see "Related Party Transactions"). Prior to January 1, 1998, the largest net per risk exposure retained by the Company on any one individual property or casualty risk was $100,000. Prior to January 1, 1998 , United Farm Family covered property and casualty risks in excess of $100,000 on an excess of loss basis up to $300,000 per risk. Effective January 1, 1998, the largest net per risk exposure retained by the Company on any one individual property or casualty risk is $300,000. Per risk property losses in excess of $300,000 but less than $4 million are reinsured on an excess of loss basis by unaffiliated reinsurers. Casualty losses per risk in excess of $300,000 but less than $1 million (which is generally the maximum limit of liability written by the Company's casualty insurance policies, other than workers' compensation and umbrella liability policies) are covered on an excess of loss basis by unaffiliated reinsurers. Clash coverage, which provides coverage for a single event that results in multiple casualty losses to the Company's insureds, is provided by unaffiliated reinsurers and covers casualty losses, including workers' compensation, in excess of $1 million but less than $5 million. In addition, workers' compensation claims, on a per occurrence basis with a $600,000 per person limit, in excess of $5 million but less than $20 million are separately reinsured on an excess of loss basis by an unaffiliated reinsurer. Prior to January 1, 1998, the Company reinsured 95% of its umbrella liability losses (including a 5% quota share participation by United Farm Family) under $1 million per loss on a quota share basis and 100% of umbrella liability losses in excess of $1 million up to $5 million per loss with unaffiliated reinsurers. Effective January 1, 1998, umbrella losses per occurrence in excess of $300,000 but less than $2 million are covered on an excess of loss basis with unaffiliated reinsurers. In addition, the Company reinsures 100% of its umbrella liability losses in excess of $2 million up to $5 million per loss with unaffiliated reinsurers. Facultative reinsurance coverage is obtained for property policies written for limits in excess of $4 million per risk, casualty risks in excess of $1 million, and umbrella policies written for limits in excess of $5 million.

     The Company's property catastrophe reinsurance is placed with non-affiliated reinsurers and provides for recovery of 95% of the losses over $3 million up to a maximum of $51 million per occurrence. The Company retains the first $3 million of losses per occurrence under its property catastrophe program.

     The Company also has aggregate stop loss reinsurance covering net losses incurred in excess of 66% of the Company's net earned premiums, up to a maximum of $12.5 million per accident year, for accident years 1998 and 1999. Aggregate stop loss reinsurance covers the Company's direct written and assumed reinsurance business, net of inuring reinsurance ceded. This coverage is provided by non-affiliated reinsurers, covers each accident year separately, and includes the premium and losses of the Company's affiliate, United Farm Family.

     The insolvency or inability of any reinsurer to meet its obligations to the Company could have a material adverse effect on the results of operations or financial condition of the Company. As of December 31, 1998, more than 95% of the Company's reinsurance program was provided by reinsurers which were rated "A-" (Excellent) or above by A.M. Best Company, Inc. ("A.M. Best").

     The Company terminated all reinsurance agreements with United Farm Family effective December 31, 1997, although, United Farm Family retains liability for covered losses arising from occurrences prior to the termination date. Effective January 1, 1998, all reinsurance agreements are provided solely by non-affiliated reinsurers.

Reinsurance Assumed

     The Company assumes voluntary reinsurance covering primarily property, property catastrophe and casualty risks located outside of the Northeast. The Company believes that, among other benefits, its assumed reinsurance arrangements enhance the Company's geographic spread of risk. The Company also assumed an insignificant amount of reinsurance covering substandard automobile policies from United Farm Family through December 31, 1997. For the year ended December 31, 1998, the Company earned premiums of $11.2 million under various voluntary proportional and non-proportional reinsurance agreements. In addition, the Company has a retrocessional reinsurance program covering the Company's assumed business, which is placed with unaffiliated reinsurers and provides for recovery of 95% of losses over $1 million up to a maximum of $4 million per occurrence and 75% of losses over $4 million up to a maximum of $6 million.

Loss and Loss Adjustment Expense ("LAE") Reserves

     The Company's reserve for losses is an estimate of the unpaid amount, as of December 31, of the losses incurred in both the current year and all prior years. The LAE reserve is an estimate of the unpaid expenses required to settle losses incurred in both the current year and all prior years. The Company is required to maintain reserves for payment of estimated loss and LAE for both reported claims and claims which have been incurred but not yet reported. The ultimate liability incurred by the Company may differ materially from current reserve estimates.

     Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. Although claims for which reserves are established may not be paid for many years, reserves for losses and LAE are not discounted, except for certain lifetime workers' compensation indemnity reserves where the reserves are discounted at 3.5%.

     The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for each of the years in the three year period ended December 31, 1998.

                                            Reconciliation of Liability for Loss
                                                and Loss Adjustment Expenses
         ($ in thousands)
                                                                                               Year ended December 31,

                                                                                                1998        1997        1996
                                                                                                ----        ----        ----
Reserves for losses and loss adjustment expenses at the  beginning of the  year             $156,622    $141,220   $ 137,978
Less:    Reinsurance recoverables and receivables                                             29,054      26,837      28,655
                                                                                         ------------------------------------
Net reserves for losses and loss adjustment expenses at beginning of year                    127,568     114,383     109,323
                                                                                         ------------------------------------
Provision for losses and loss adjustment expenses for claims occurring in:
     Current year                                                                            138,201     107,273     100,418
     Prior years                                                                             (3,899)     (3,972)     (5,441)
                                                                                         ------------------------------------
         Total incurred losses and loss adjustment expenses                                  134,302     103,301      94,977
                                                                                         ------------------------------------
Loss and loss adjustment expenses payments for claims occurring in:
      Current year                                                                            70,098      49,858      50,122
      Prior years                                                                             48,245      40,258      39,795
                                                                                         ------------------------------------
         Total payments                                                                      118,343      90,116      89,917
                                                                                         ------------------------------------
Net reserves for losses and loss adjustment expenses at end of   year                        143,527     127,568     114,383
Add:   Reinsurance recoverables and receivables                                               30,908      29,054      26,837
                                                                                         ------------------------------------
       Reserves for losses and loss adjustment expenses at end of year                      $174,435    $156,622    $141,220
                                                                                         ====================================

Analysis of Loss and Loss Adjustment Expense Development

     The following table reflects the development of losses and loss adjustment expenses for the periods indicated at the end of that year and each subsequent year. Each calendar year-end reserve includes the estimated unpaid liabilities for losses and loss adjustment expenses for that accident year and for all prior accident years. The data presented under the caption "Cumulative Amount of Reserves Paid Through" shows the cumulative amounts paid related to the reserve as of the end of each subsequent year. The data presented under the caption "Reserves, Net, Reestimated as of" shows the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and all other facts and circumstances discovered during each such year. The line "Cumulative Redundancy (Deficiency)" reflects the difference between the latest reestimated reserve amount and the reserve amount as originally established.

     In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 1996 to be $150,000 was first reserved in 1993 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative deficiency in each of the years 1993 through 1995 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past may not necessarily recur in the future.

     The following table sets forth the development of loss and loss adjustment expenses reserves of the Company for the ten-year period ended December 31, 1998:

                            Analysis of Loss and Loss Adjustment Expense Development
($ in thousands)
Year Ended December 31  1988     1989    1990    1991    1992     1993      1994      1995      1996      1997      1998
                       ------   -----   ------  ------  ------    -----    -----      -----     ----      ----      ----
Reserves for Losses
  and Loss Adjustment
     Expenses         $65,543  $78,339 $94,135 $110,135 $117,497 $123,477 $127,954  $137,978   $141,220  $156,622  $174,435
Reinsurance
Recoverable
     on Unpaid Losses  (7,126) (11,784)(22,123) (25,048)(24,463)  (28,761) (28,230)  (28,655)   (26,837)  (29,054)  (30,908)
                       ----------------------------------------------------------------------------------------------------
Reserves for Losses
   and Loss Adjustment
         Expenses, Net  58,417  66,555  72,012   85,087   93,034   94,716   99,724   109,323    114,383   127,568   143,527
                       ====================================================================================================

Reserves, Net,
  Reestimated as of:
        One year later  57,932   69,036  76,786  84,514  91,561    88,296    94,542  104,649   110,411   123,654
       Two years later  63,348   72,478  76,442  84,305  89,666    82,876    87,592  101,561   107,610
     Three years later  65,399   72,926  76,832  83,960  86,876    81,556    84,840  100,295
      Four years later  65,842   73,130  77,879  82,750  85,204    79,139    84,167
      Five years later  66,289   74,599  77,375  81,690  83,875    78,948
       Six years later  68,298   74,391  76,811  80,487  83,964
     Seven years later  68,370   74,578  76,080  80,385
     Eight years later  68,678   73,993  76,179
      Nine years later  68,010   74,364
       Ten years later  68,692
Cumulative Redundancy
          (Deficiency) (10,275) (7,809) (4,167)   4,702   9,070    15,768    15,557    9,028     6,773     3,914
                       ------------------------------------------------------------------------------------------

Cumulative Amount of
   Reserves Paid Through:
        One year later  23,852   29,587  29,446  32,708  36,692    34,439    33,069   39,796    40,258    48,232
       Two years later  40,454   46,469  47,392  53,455  57,236    49,867    53,121   59,671    62,486
     Three years later  51,147   57,838  60,737  65,951  66,127    62,138    64,023   72,234
      Four years later  57,239   65,803  67,401  70,176  73,409    67,865    70,114
      Five years later  62,168   68,950  68,634  74,752  76,434    71,160
       Six years later  64,421   68,652  71,697  76,266  78,502
     Seven years later  63,815   71,075  72,820  77,550
     Eight years later  65,940   72,038  73,790
      Nine years later  66,735   72,736
       Ten years later  67,372

     Prior to 1990, the Company had a history of cumulative deficiencies in reserving for losses and LAE. These deficiencies were primarily caused by the underestimation of reserves for workers' compensation, automobile and other liability claims. In 1991, the Company reviewed and revised its process for estimating reserves for losses and LAE, and in recent years the Company has generally experienced overall redundancies. The redundancies December 31, 1998 of $9.0 million, $6.8 million and $3.9 million for the December 31, 1995, 1996 and 1997 reserves, respectively, were primarily attributable to favorable development of IBNR and case reserves for personal automobile, commercial automobile, automobile physical damage, and workers' compensation claims.

                                                                                     Year Ended December 31,
                                                                                     -----------------------
         ($ in thousands)                                                    1998            1997            1996
                                                                             -----           -----           ----
         Reserve for unpaid losses and loss adjustment expenses:
         Gross liability                                            $      174,435  $      156,622  $      141,220
         Reinsurance recoverable                                            30,908          29,054          26,837
                                                                    -----------------------------------------------
         Net liability                                               $     143,527  $      127,568  $      114,383
                                                                    ===============================================
         One year later:
         Gross reestimated liability                                                $      156,928  $      131,121
         Reestimated reinsurance recoverable                                                33,274          20,710
                                                                                   --------------------------------
         Net reestimated liability                                                  $      123,654  $      110,411
                                                                                   ================================
         Two years later:
         Gross reestimated liability                                                                $      130,601
         Reestimated reinsurance recoverable                                                                22,991
                                                                                                   ----------------
         Net reestimated liability                                                                  $      107,610
                                                                                                   ================


     The Company believes that its reserves at December 31, 1998 are adequate. Conditions and trends that have historically affected the Company's claims may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on the results set forth above. Future adjustments to loss reserves and LAE that are unanticipated by the Company could have a material adverse impact upon the Company's financial condition and results of operations.

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

     At December 31, 1998, the Company had cash and invested assets with an aggregate carrying value of $318.2 million. The Company primarily invests in high quality fixed maturity securities and to a lesser extent, equity securities. At December 31, 1998, 94.8% of the Company's total cash and invested assets consisted of fixed maturities, 3.4% consisted of cash and short-term investments, 1.7% consisted of equity securities, and the remainder consisted of mortgage loans.

     Prior to September 1, 1997, the Company exclusively managed its invested assets internally. During 1997, the Company retained the services of a professional asset management firm, specializing in the management of investments for insurance companies, to supplement its internal capabilities and improve upon the management of its investments in fixed maturities. The investment activities are subject to oversight by management of the Company as well as an Investment Committee of the Board of Directors. The Company continues to manage its equity securities, cash and short-term investments, and mortgage loans internally.

     The Company actively manages and monitors its exposure to credit risk. Invested assets are reviewed regularly for credit quality. Investments which have experienced payment delinquencies, adverse changes in credit ratings or deterioration in the financial condition of the borrower, or which have otherwise been identified as having potential adverse credit implications are placed on a credit watch report. Management and the investment committee on a regular basis review securities placed on the credit watch list. At December 31, 1998, the Company had identified five securities, with an aggregate carrying value of $6.0 million on the credit watch report. None of these securities were considered non-performing or in default. In addition, Farm Family Casualty's holdings of NAIC Class 3 through 6 bonds, generally considered non-investment grade, were $6.0 million or 2.0% of its fixed maturity portfolio, at December 31, 1998. Due to uncertainties in the economic environment, however, it is possible that the quality of investments currently held in the Company's investment portfolio may change.

     The average effective duration and average maturity of the Company's fixed maturity investments as of December 31, 1998 were approximately 4.3 and 9.7 years, respectively. As a result, the market value of the Company's investments may fluctuate significantly in response to changes in interest rates. In addition, the Company may also be likely to experience investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

     For the year ended December 31, 1998, compared with the prior year, the amortized cost of the Company's cash and invested assets increased 10.3% to $303.2 million, primarily as a result of the cash flow from the Company's operations. For the years ended December 31, 1998, 1997 and 1996, the Company's net investment income, average cash and invested assets and return on average cash and invested assets were as follows:

                                                                                 Years Ended December 31,
                                                                                 ------------------------
         ($ in millions)                                                   1998             1997             1996
                                                                           ----             ----             ----
Net investment income                                                     $19.1            $18.1            $16.0
Average cash and invested assets (at amortized cost)                     $289.1           $256.7           $212.0
Return on average cash and invested assets                                 6.6%             7.0%             7.5%

     The return on average cash and invested assets is calculated by dividing net investment income for the year by average cash and invested assets for the year. The reduction in the return on average cash and invested assets during 1998 was primarily attributable to an overall reduction in the prevailing interest rates as well as an increase in the Company's investment in tax exempt fixed maturities. The Company's after-tax income has been increased by investing in investment grade tax exempt securities, which generally produce more after-tax investment income than taxable investment grade fixed maturity securities.

The following table sets forth certain information concerning the Company's investments:

   ($ in thousands)                                                December 31, 1998           December 31, 1997
                                                                   ------------------          -----------------
Type of Investment                                            Amortized        Market     Amortized         Market
                                                                   Cost      Value(3)          Cost       Value(3)
                                                                   ----      --------          ----       --------
   Available For Sale Portfolio:
    Fixed Maturities(1)
        United States government and
        government agencies and authorities                     $14,754       $15,641       $18,905        $19,540
        States, municipalities and political subdivisions        98,354       103,189        51,166         54,007
        Public utilities                                         16,815        17,292        26,180         26,484
        All other corporate bonds                               112,532       118,305       127,056        132,416
        Mortgage-backed securities                               31,367        32,032        18,516         19,195
        Redeemable preferred stock                                6,302         6,661         7,161          7,557
                                                         ----------------------------------------------------------
          Total Fixed Maturities                                280,124       293,120       248,984        259,199
       Equity securities                                          3,356         5,323         3,363          4,521
                                                         ----------------------------------------------------------
          Total Available for Sale                              283,480       298,443       252,347        263,720
                                                         ----------------------------------------------------------
    Held to Maturity Portfolio:
       Fixed Maturities(2)
       States, municipalities and political subdivisions          4,278         4,257         4,603          4,683
       All other corporate bonds                                  4,112         4,395         4,252          4,511
                                                         ----------------------------------------------------------
          Total Held to Maturity                                  8,390         8,652         8,855          9,194
                                                         ----------------------------------------------------------
       Mortgage loans(1)                                            691           691         1,660          1,660
       Short-term investments(1)                                  4,638         4,638         5,643          5,643
       Other Invested Assets(1)                                       -             -           553            553
                                                         ----------------------------------------------------------
          Total Investments                                    $297,199      $312,424      $269,058       $280,770
                                                         ==========================================================
------------

(1) Fixed maturities (bonds, redeemable preferred stocks and mortgage-backed securities) and equity securities in the Available for Sale Portfolio are carried at market value in the consolidated financial statements of the Company. Mortgage loans, short-term investments and other invested assets are carried at cost, which approximates market value.
2) Fixed maturities in the Held to Maturity Portfolio are carried at amortized cost.
(3) The Company primarily obtains market value information through the pricing service offered by Interactive Data Corporation. Market values are also obtained, to a lesser extent, from various brokers who provide price quotes.

     The Company's investments in fixed maturity securities are comprised primarily of intermediate-term, investment grade securities. The table below contains additional information concerning the investment ratings of the Company's fixed maturity investments at December 31, 1998.

                                                                           Amortized          Market
    Type/Ratings of Investment(1)                                            Cost             Value        Percentage(4)
    --------------------------                                               ----             -----        ----------
                                                                                         ($ in thousands)
    Available for Sale Portfolio:(2)
       U.S. Government and Agencies                                          $18,204          $19,377            6.6%
       AAA                                                                    70,552           73,356           25.0%
       AA                                                                     53,580           55,434           18.9%
       A                                                                      71,422           76,671           26.2%
       BBB                                                                    60,836           63,148           21.5%
                                                                   ---------------------------------------------------
         Total BBB or Better                                                 274,594          287,986           98.2%
       BB                                                                      4,050            3,764            1.3%
       B and Below                                                             1,480            1,370            0.5%
                                                                   ---------------------------------------------------
         Total Available for Sale                                           $280,124         $293,120          100.0%
                                                                   ===================================================
    Held to Maturity Portfolio:(3)
       AAA                                                                $    2,890       $    2,944           34.0%
       AA                                                                      2,112            2,221           25.7%
       A                                                                       3,388            3,487           40.3%
       BBB                                                                         -                -            0.0%
                                                                   ---------------------------------------------------
         Total BBB or Better                                                   8,390            8,652          100.0%
       BB                                                                          -                -            0.0%
       B and Below                                                                 -                -            0.0%
                                                                   ---------------------------------------------------
         Total Held to Maturity                                               $8,390           $8,652          100.0%
                                                                   ===================================================

(1) The ratings set forth in this table are based on the ratings, if any, assigned by Standard & Poor's Corporation ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by Moody's Investors Services, Inc., Fitch Investors Service, Inc. or the NAIC were used where available. The percentage of securities that were not assigned a rating by S&P at December 31, 1998 was 2.9%.
(2) Fixed maturities in the Available for Sale Portfolio are carried at market value in the consolidated financial statements of the Company.
(3) Fixed maturities in the Held to Maturity Portfolio are carried at amortized cost.
(4) Represents percent of market value for classification as a percent of total for each portfolio.

     The table below sets forth the maturity profile of the Company's fixed maturity investments as of December 31, 1998:

    Maturity                                                          Amortized Cost(1)     Market Value(2)       Percentage
    --------                                                          -----------------     ---------------       ----------
    Available for Sale:                                                                     ($ in thousands)
       1 year or less                                                    $     7,511         $     7,566               2.6%
       More than 1 year through 3 years                                       10,400              10,917               3.7%
       More than 3 years through 5 years                                      44,372              46,147              15.7%
       More than 5 years through 10 years                                    140,863             146,792              50.1%
       More than 10 years through 15 years                                    29,812              32,002              10.9%
       More than 15 years through 20 years                                     3,749               4,084               1.5%
       More than 20 years                                                     12,050              13,580               4.6%
       Mortgage backed securities                                             31,367              32,032              10.9%
                                                               -------------------------------------------------------------
         Total                                                              $280,124            $293,120             100.0%
                                                               =============================================================

    Held to Maturity:
       1 year or less                                                     $      140          $      137               1.6%
       More than 1 year through 3 years                                          211                 202               2.3%
       More than 3 years through 5 years                                         247                 235               2.7%
       More than 5 years through 10 years                                      6,322               6,494              75.1%
       More than 10 years through 15 years                                     1,470               1,584              18.3%
       More than 15 years through 20 years                                        -                   -                 -
       More than 20 years                                                         -                   -                 -
                                                               -------------------------------------------------------------
         Total                                                             $   8,390           $   8,652             100.0%
                                                               =============================================================

(1) Fixed maturities in the Available for Sale portfolio are carried at market value in the consolidated financial statements of the Company. Fixed maturities in the Held to Maturity portfolio are carried at amortized cost.

(2) The Company obtains market value information primarily through the pricing service offered by Interactive Data Corporation. Market values are also obtained, to a lesser extent, from various brokers who provide price quotes

     The stated maturity date of each fixed maturity investment is used to determine the number of years to maturity. However, many of the Company's fixed maturity investments are subject to call provisions that give the issuer the option of redeeming the investment before its stated maturity date. Therefore the actual maturity may be earlier than is shown in the table.

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


A.M. Best Rating

     A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns a Best's Rating of "A" (Excellent), its third highest rating category, to Farm Family Casualty. A.M. Best assigns "A" or "A-" ratings to companies, which, in its opinion, have demonstrated excellent overall performance when, compared to the standards established by A.M. Best. Companies rated "A" or "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A.M. Best will not downgrade the Company's current rating in the future.

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

Seasonality

     Although the insurance business generally is not seasonal, losses and loss adjustment expenses incurred by the Company tend to be higher for periods of severe or inclement weather.

Employees

     The Company shares most of its employees with Farm Family Life. As of December 31, 1998, the total number of full time employees of the Company and Farm Family Life was 461 employees in the aggregate, of which 324 were employed in the home office. Based on annual time studies, 67% of total employee expenses, including salary expense, is currently allocated to the Company and 33% is allocated to Farm Family Life and United Farm Family (see "Certain Relationships and Related Transactions"). None of these employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.

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

     Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in areas such as products liability, environmental damage and workers' compensation. Certain state insurance departments and legislatures may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Several states place restrictions on the ability of insurers to discontinue or withdraw from certain lines of insurance. Such developments may adversely affect the profitability of various lines of insurance.

     Effective March 22, 1999, all insurers in New Jersey were required to reduce personal automobile rates by approximately 15% pursuant to the Automobile Insurance Cost Reduction Act of 1998 (The "Act"). The Company's direct premium written for New Jersey personal automobile business in 1998 was $27.2 million which was approximately 14.7% of its total direct written premium, for the year ended December 31, 1998. The Act also made coverage and other changes to the statutory requirements governing personal automobile insurance in New Jersey which are intended to reduce losses, and loss adjustment expenses. The impact on the Company's losses and loss adjustment expenses, if any, cannot be determined at this time.

Risk-Based Capital

     State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential inadequately capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by the Company, the risk-based capital level for the Company exceeds a level that would trigger regulatory attention. At December 31, 1998, the Company's total adjusted capital was $105.2 million, and the threshold requiring the least regulatory attention was $15.5 million.

NAIC-IRIS Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty insurance industry and specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. The Company did not have any ratios which varied from the "usual value" range in 1998, 1997, or 1996.

Risk Factors

     In addition to the normal risks of business, the Company is subject to significant risk factors, including but not limited to: (i) the inherent uncertainty in the process of establishing property-casualty loss reserves, including reserves for the cost of pollution claims, and the fact that ultimate losses could materially exceed established loss reserves and have a material adverse effect on results of operations and financial condition; (ii) the potential material adverse impact on its financial condition, results of operations and cash flow of losses arising out of catastrophes; (iii) the fact that the insolvency or inability of any reinsurer to meet its obligations to Farm Family Casualty may have a material adverse effect on the business and results of operations of the Company; (iv) the need for Farm Family Casualty to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength and claims-paying ability ratings; (v) the fact that there can be no assurance that Farm Family Casualty will be able to maintain its current A.M. Best rating and that the Company's business and results of operations could be materially adversely affected by a rating downgrade; (vi) the fact that the property and casualty market is highly competitive and certain of its competitors may have substantially greater financial, technical and operating resources than the Company; (vii) the extensive regulation and supervision to which Farm Family Casualty is subject, various regulatory initiatives that may affect the Company, and regulatory and other legal actions involving the Company; (viii) Farm Family Holdings' primary reliance, as a holding company, on dividends and other payments from Farm Family Casualty for funds to meet its obligations, and regulatory restrictions on Farm Family Casualty to pay such dividends; (ix) the inherent uncertainty in the economic environment which may cause the quality of the investments currently held in the Company's investment portfolio to change;
(x) the impact on the revenues and profitability of the Company from prevailing economic, regulatory, demographic and other conditions in New York, New Jersey and the other states in which the company operates; (xi) the fact that since a substantial portion of the Company's business is concentrated in a relatively small number of states, a significant change in or the termination of the Company's relationship with the Farm Bureaus in certain of these states could have a materially adverse effect on the Company's results of operations and financial condition; (xii) the fact that the Company has experienced, and can be expected in the future to experience, storm and weather related losses which may have a material adverse impact on the Company's results of operations, financial condition and cash flow; (xiii) the impact of the Year 2000 related issues on the business of the Company;, and (xiv) the impact of the mandated rate reduction for New Jersey personal automobile business.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Report on Form 10-K include, but are not limited to, statements with respect to Farm Family Holdings' potential acquisition of Farm Family Life, the impact of the potential acquisition of Farm Family Life on the earnings and shareholder value of Farm Family Holdings, the Company's ability to successfully address its Year 2000 issue, the impact of the mandated rate reduction for New Jersey personal automobile business, the Company's dividend policy, the Company's ability to adapt to changes in the demographics of its markets and in the nature of agricultural related businesses, the ability of the Company's reinsurance arrangements to balance the geographical concentrations of the Company's risks, the Company's investment objectives and expected rates of return, the adequacy of the Company's reserves, capital resources and other financial items, the plans and objectives of the Company or its management, future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. The forward-looking statements in this Report on Form 10-K are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the results of operations of the Company and Farm Family Life, fluctuations in the market value of shares of Farm Family Holdings' common stock, the satisfaction of the closing conditions set forth in the Option Purchase Agreement (which conditions include, but are not limited to, the approval of Farm Family Holdings' shareholders and receipt of all required governmental approvals), factors relating to the Company's ability to successfully address its Year 2000 issue, factors relating to the mandated rate reduction for New Jersey personal automobile business, exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio and other risk factors listed from time to time in the Company's Securities and Exchange Commission Filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Report on Form 10-K.

Executive Officers of the Registrant
                                                                                         Date First Elected
                                                                                             Officer of
                                                                                           Registrant or
            Name               Age        Position Presently Held with Registrant            Subsidiary
-------------------------------------------------------------------------------------------------------------

Philip P. Weber                 50  President & Chief Executive Officer                         1987
James J. Bettini                44  Executive Vice President - Operations                       1990
Victoria M. Stanton             39  Executive Vice President,                                   1991
                                    General Counsel and Secretary
Timothy A. Walsh                37  Executive Vice President - Finance and Treasurer            1996
William T. Conine               50  Senior Vice President - Information Services of             1985
                                    Farm Family Casualty Insurance Company
Stuart C. Henderson             43  Senior Vice President - Casualty Claims of Farm             1991
                                    Family Casualty Insurance Company
Daniel L. Hooker                35  Senior Vice President - Marketing of Farm Family            1998
                                    Casualty Insurance Company
Dale E. Wyman                   56  Senior Vice President - New York Sales of Farm              1989
                                    Family Casualty Insurance Company



     There are no family relationships among any of such officers nor are there any arrangements or understandings between any person pursuant to which he/she was elected as an officer. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of approximately one year until the next Annual Meeting of the Company.

     Mr. Bettini currently serves as a Director of Ambanc Holding Co., Inc.

     The Registrant or its Subsidiary has employed all the Executive Officers of the Registrant in various executive or administrative capacities for at least five years, except for the following:

     Mr. Walsh has served as Executive Vice President - Finance & Treasurer of Farm Family Holdings since December 1996 and Executive Vice President - Finance & Treasurer of Farm Family Casualty since April 1997, as Executive Vice President - Finance of Farm Family Casualty from December 1996 to April 1997, and as Treasurer of Farm Family Holdings from October 1996 to December 1996. Mr. Walsh was Senior Vice President - Finance of Farm Family Casualty from March 1996 to December 1996, and was previously Director of Corporate Development for Farm Family Casualty from August 1995 to March 1996. Previously, Mr. Walsh was Vice President, Finance & Chief Financial Officer with MPW Industrial Services, Inc., Columbus, OH, from April 1994 to August 1995, Corporate Controller of NSC Corporation, Methuen, MA from July 1992 to April 1994 and Senior Manager at KPMG Peat Marwick from July 1983 to July 1992. Mr. Walsh currently serves as a director of MPW Industrial Services Group, Inc.

     Mr. Hooker has served as Senior Vice President - Marketing of Farm Family Casualty since August 1998. Previously, Mr. Hooker held positions of Agent, Associate Agency Manager, and Associate Regional Manager with Farm Family Casualty from December 1992 to August 1998.

ITEM 2.  PROPERTIES
-------------------

     Farm Family Casualty currently leases space for its home office in Glenmont, New York from Farm Family Life. The lease agreement provides for Farm Family Casualty to pay Farm Family Life an annual rental of approximately $781,000. In addition, Farm Family Holdings incurred annual rental expense of approximately $37,000 pursuant to the Expense Sharing Agreement. See "Related Party Transactions"

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Farm Family Holdings' held a special meeting of Stockholders on December 2, 1998. At the meeting, (i) the Option Purchase Agreement (in effect prior to Amendment No. 2) among Farm Family Holdings, Inc. and Farm Family Life was approved and adopted, and (ii) the consummation of the transactions contemplated in the Option Purchase Agreement (in effect prior to Amendment No. 2), including the Company's acquisition of all the outstanding capital stock of Farm Family Life was approved. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below:

                                                                 For           Against/Withheld         Abstained
                                                                 ---           ----------------         ---------
      Adoption of Option Purchase Agreement:                   2,720,331            19,287               37,844
      Approval of the consummation of the transactions
         contemplated in the Option Purchase Agreement         2,718,721            20,247               38,494


     The Option Purchase Agreement was subsequently amended by Amendment No. 2. The Company resolicited the approval of the revised terms of the acquisition andat a Special Meeting of Stockholders held on March 25, 1999, the Option Purchase Agreement, as amended by Amendment No. 2, and the acquisition of Farm Family Life were approved by Farm Family Holdings' shareholders.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------------------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

     The Company's common stock is traded on the New York Stock Exchange. There were approximately 28,023 registered holders of the Company's common stock at February 25, 1999. The Company currently intends to retain any earnings in order to develop its business and support its operations, and, as such, does not anticipate that it will pay any dividends to stockholders in the foreseeable future. The declaration of dividends in the future is at the discretion of the Board of Directors of the Company, subject to certain regulatory constraints and will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and other factors.

     The high and low New York Stock Exchange closing market prices for the Company's common stock for each quarter since the Company's initial public offering on July 26, 1996, at a price of $16 per share, were as follows:


For the Quarter Ended                          High              Low

September 30, 1996                          19  1/8          16  1/2
December 31, 1996                           20  1/2          18  1/8
March 31, 1997                              23  1/2          19  1/2
June 30, 1997                               27  7/8          22  1/8
September 30, 1997                          32  1/8          27  7/8
December 31, 1997                           32 9/16          29  1/4
March 31, 1998                              38  3/4          31  5/8
June 30, 1998                               42  5/8          38 9/16
September 30, 1998                          40  5/8          29  1/4
December 31, 1998                           38 3/16          28

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
The following table sets forth certain consolidated financial data of the Company and its subsidiaries prior to and after the reorganization pursuant to the Plan that took place during 1996. The consolidated statement of income data set forth below for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and the consolidated balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994 are derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers, independent auditors. This data should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8 Financial Statements and Supplementary Data included elsewhere herein.

         ($ in millions except per share data)                                                  Year Ended December 31,
                                                                                                -----------------------
         Statement of Income Data:                                                 1998      1997        1996       1995       1994
                                                                                   ----      ----        ----       ----       ----
        Revenues:
           Premiums                                                               $181.8    $149.2      $130.8     $116.9     $101.5
           Net investment income                                                    19.1      18.1        15.9       14.3       13.2
           Net realized investment gains (losses), net                               0.5       5.4        (0.6)       0.9        1.3
           Other income(1)                                                           1.0       1.0         0.9        0.9        0.7
                                                                                 ---------------------------------------------------
             Total revenues                                                        202.4     173.7        147.0      133.0     116.7
         Losses, Expenses and Other:
           Losses and loss adjustment expenses                                     134.3     103.3         95.0       83.2      82.7
           Underwriting expenses                                                    47.2      43.3         39.5       36.1      29.0
           Early retirement program expense                                            -         -          1.2          -         -
           Interest and other expense                                                0.3       0.4          0.5        0.3       0.3
                                                                                 ---------------------------------------------------
             Total losses and expenses                                             181.8     147.0        136.2      119.6     112.0
                Gain on partial reduction of extended earnings liability (2)        (6.3)        -            -          -         -
                                                                                 ---------------------------------------------------
             Total losses, expenses and other                                      175.5     147.0        136.2      119.6     112.0
                                                                                 ---------------------------------------------------
        Income before federal income tax and extraordinary item                     26.9      26.7         10.8       13.4       4.7
        Federal income tax expense                                                   8.3       9.2          3.3        4.6       1.4
                                                                                 ---------------------------------------------------
        Income before extraordinary item                                            18.6      17.5          7.5        8.8       3.3
        Extraordinary item - demutualization expense                                   -         -          1.5          -         -
                                                                                 ---------------------------------------------------
        Net income                                                                 $18.6     $17.5         $6.0       $8.8      $3.3
                                                                                 ===================================================
         Income before extraordinary item per share-basic                          $3.55     $3.33        $1.90      $2.95     $1.11
                                                                                 ===================================================
         Income before extraordinary item per share-diluted                        $3.52     $3.32        $1.90      $2.95     $1.11
                                                                                 ===================================================
         Net income per share-basic                                                $3.55     $3.33        $1.51      $2.95     $1.11
                                                                                 ===================================================
         Net income per share-diluted                                              $3.52     $3.32        $1.51      $2.95     $1.11
                                                                                 ===================================================
         Weighted average shares outstanding(3)                                  5,303,965 5,270,947  3,979,115  3,000,000 3,000,000
                                                                                 ===================================================
         Balance Sheet Data (at December 31):
           Total investments                                                      $312.2    $280.4       $244.7     $207.9    $170.6
           Total assets                                                            406.5     371.2        321.8      280.3     244.7
           Long term debt                                                              -       1.3          1.3        2.7       2.7
           Total liabilities                                                       262.3     248.0        216.8      210.9     195.7
           Total equity                                                            144.2     123.2        105.0       69.4      49.0
         Book value per share                                                     $27.45    $23.46       $20.00     $23.13   $16.32
                                                                                 ===================================================
         GAAP Ratios:
         Loss and loss adjustment expense ratio(4)                                  73.9%     69.3%        72.6%      71.1%    81.5%
         Underwriting expense ratio(5)                                              26.0%     29.0%        30.2%      30.9%    28.6%
         Combined ratio(6)                                                          99.9%     98.3%       102.8%     102.0%   110.1%
         Statutory Ratios:
         Statutory Combined Ratio(7)                                                98.4%     95.6%       101.8%     101.0%   108.9%
         Statutory Surplus                                                        $105.2     $94.6        $83.2      $55.9    $42.9
           Ratio of annual written premiums to  surplus -  Statutory basis(8)      1.80x     1.68x        1.61x      2.16x   2.46x

-------------------------------------------------------------------------------
(1) Primarily represents service fee income on the Company's property and casualty insurance business.
(2) The Company recorded a gain of $6.3 million on the partial reduction of its extended earnings liability during the year ended December 31, 1998, which was the result of modifications made to the agreements with the Company's agents and agency managers that relieved the Company of the primary obligation to make extended earnings payments.
(3) Gives effect to the allocation of 3,000,000 shares to eligible policyholders on July 26, 1996 pursuant to Farm Family Casualty's conversion from a mutual company to a stockholder owned company.
(4)  Calculated by dividing losses and loss adjustment expenses by premiums.
(5)  Calculated by dividing underwriting expenses by premiums.
(6) The sum of the Loss and Loss Adjustment Expense Ratio and the Underwriting Expense Ratio.
(7) The sum of the Loss & Loss Adjustment Expense Ratio and the ratio of statutory underwriting expense divided by net written premium
(8) Calculated by dividing statutory net written premiums for the period by statutory surplus at the end of the period.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------


The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 - 23 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

The Quantitative and Qualitative Disclosures about Market Risk under the caption "Market Sensitive Instruments and Risk Management" on page 16 of the Company's 1998 Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The consolidated financial statements of the Company, including the accompanying notes to the consolidated financial statements and Report of Independent Accountants on pages 24 - 44 of the Company's 1998 Annual Report are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
----------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

There were no disagreements with the Company's independent auditors.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Certain information regarding directors of the Company located in the Proxy Statement under the caption "Item 1-Election of Directors" is incorporated herein by reference.

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

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

Information regarding executive compensation located in the Proxy Statement under the captions "Item 1 - Election of Directors - Compensation of Directors", "Executive Compensation - Summary Compensation Table, Options, Severance Plan, Pension Benefits, Change of Control Arrangements and Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Information regarding security ownership of certain beneficial owners and management located in the Proxy Statement under the caption "Stock Ownership of Management and Certain Beneficial Owners" is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Information regarding certain relationships and related transactions located in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-----------------------------------------------------------------
           FORM 8-K
           --------


               (a) 1 and 2 An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Report beginning on page I hereof.

               (a)  3 Exhibits:

                    An "Exhibit Index" has been filed as a part of this Report beginning on page E-Index hereof and is incorporated herein by reference.

               (b)  Reports on Form 8-K:

                    On October 27, 1998, a Report on Form 8-K was filed regarding a press release announcing the results of its operations for the three months and the nine months ended September 30, 1998 and that the Board of Directors approved the exercise of the Company's option to acquire Farm Family Life Insurance Company.

                    On December 3, 1998, a Report on Form 8-K was filed regarding a press release announcing that on December 2, 1998 at a Special Meeting of Stockholders, the Company's stockholders voted to approve and adopt an Amended and Restated Option Purchase Agreement, and to approve the Company's acquisition of all of the outstanding capital stock of the Farm Family Life Insurance Company.

                    On December 23, 1998, a Report on Form 8-K was filed regarding a press release announcing that a committee of its independent directors and a committee representing the shareholders of Farm Family Life Insurance Company have negotiated the terms of an amendment of the Option Purchase Agreement pursuant to which Farm Family Holdings, Inc. proposes to acquire Farm Family Life Insurance Company.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FARM FAMILY HOLDINGS, INC.


                    By: /s/ Philip P. Weber Philip P. Weber, President
                        -------------------
                        March 31, 1999

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     President  and CEO
/s/ Philip P. Weber                 (Principal Executive Officer)                 /s/ Arthur D. Keown, Jr.     Director
------------------------------------                                              -----------------------------
Philip P. Weber                     February 25, 1999                             Arthur D. Keown, Jr.         February 25, 1999

                                    Executive Vice President - Finance & Treasurer
/s/ Timothy A. Walsh                (Principal Financial & Accounting Officer)    /s/ Daniel R. LaPointe       Director
------------------------------------                                              -----------------------------
Timothy A. Walsh                    February 25, 1999                             Daniel R. LaPointe           February 25, 1999


/s/ Robert L. Baker                 Director                                      /s/ John W. Lincoln          Director
------------------------------------                                              -----------------------------
Robert L. Baker                     February 25, 1999                             John W. Lincoln              February 25, 1999


/s/ Wayne R. Bissonette             Director                                      /s/  Wayne A. Mann           Director
------------------------------------                                              -----------------------------
Wayne R. Bissonette                 February 25, 1999                             Wayne A. Mann                February 25, 1999


/s/ Randolph C. Blackmer, Jr.       Director                                      /s/  Frank W. Matheson       Director
------------------------------------                                              -----------------------------
Randolph C. Blackmer, Jr.           February 25, 1999                             Frank W. Matheson            February 25, 1999


/s/ Fred G. Butler, Sr.             Director                                      /s/ John P. Moskos           Director
------------------------------------                                              -----------------------------
Fred G. Butler, Sr.                 February 25, 1999                             John P. Moskos               February 25, 1999


/s/ Joseph E. Calhoun               Director                                      /s/ Norma R. O'Leary         Director
------------------------------------                                              -----------------------------
Joseph E. Calhoun                   February 25, 1999                             Norma R. O'Leary             February 25, 1999


/s/ James V. Crane                  Director                                      /s/ John I. Rigolizzo, Jr.   Director
------------------------------------                                              -----------------------------
James V. Crane                      February 25, 1999                             John I. Rigolizzo, Jr.       February 25, 1999


/s/ Stephen J. George               Director                                      /s/ Howard T. Sprow          Director
------------------------------------                                              -----------------------------
Stephen J. George                   February 25, 1999                             Howard T. Sprow              February 25, 1999


/s/ Gordon H. Gowen                 Director                                      /s/ William M. Stamp, Jr.    Director
------------------------------------                                              -----------------------------
Gordon H. Gowen                     February 25, 1999                             William M. Stamp, Jr.        February 25, 1999


/s/ Jon R. Greenwood                Director                                      /s/ Charles A. Wilfong       Director
------------------------------------                                              -----------------------------
Jon R. Greenwood                    February 25, 1999                             Charles A. Wilfong           February 25, 1999


/s/ Clark W. Hinsdale III           Director                                      /s/ Tyler P. Young           Director
------------------------------------                                              -----------------------------
Clark W. Hinsdale III               February 25, 1999                             Tyler P. Young               February 25, 1999


/s/ Richard A. Jerome               Director
------------------------------------
Richard A. Jerome                   February 25, 1999


                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          Year Ended December 31, 1998

The following consolidated financial statements, notes thereto and related information of Farm Family Holdings, Inc. and Subsidiaries are incorporated herein by reference to the Company's Annual Report.

                                                                    Page in
                                                                  Annual Report
                                                                  -------------

Consolidated Statements of Income and Comprehensive Income             24

Consolidated Balance Sheets                                            25

Consolidated Statements of Stockholders' Equity                        26

Consolidated Statements of Cash Flows                                  27

Notes to Consolidated Financial Statements                             28

Report of Independent Accountants                                      44


The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.


                                                                      Page
                                                                      ----
Report of Independent Accountants                                       II

Schedule I    Summary of Investments - Other than Investments
               in Related Parties                                      III

Schedule II   Condensed Financial Information of the Registrant       IIII

Schedule IV   Reinsurance                                             VIII

Schedule VI   Supplemental Information Concerning
              Property - Casualty Insurance Operations               VIIII

                                             Report of Independent Accountants



To the Board of Directors
of Farm Family Holdings, Inc.



Our audits of the consolidated financial statements referred to in our report dated February 10, 1999, appearing on page 44 of the 1998 Annual Report to Shareholders of Farm Family Holdings, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Albany, New York
February 10, 1999


                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                       SCHEDULE 1 - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1998
($ in thousands)
                                                                             Cost/
                                                                           Amortized               Balance Sheet
Type of Investment                                                            Cost       Fair Value          Carrying Value
------------------                                                           ----        ----------          --------------

  Available for sale
    Fixed maturities:
         United States Government and government agencies  and
           authorities                                                         $14,754         $15,641            $15,641
         States, municipalities and political subdivisions                      98,354         103,189            103,189
         Public utilities                                                       16,815          17,292             17,292
         All other corporate bonds                                             112,532         118,305            118,305
         Mortgage-backed securities                                             31,367          32,032             32,032
         Redeemable preferred stock                                              6,302           6,661              6,661
                                                                        --------------------------------------------------
           Total fixed maturities                                              280,124         293,120            293,120
                                                                        --------------------------------------------------
    Equity securities:
       Common stocks:
         Public utilities                                                        1,219           1,889              1,889
         Banks, trusts and insurance companies                                     169             340                340
         Industrial and miscellaneous                                            1,968           3,094              3,094
                                                                        --------------------------------------------------
           Total equity securities                                               3,356           5,323              5,323
                                                                        --------------------------------------------------
           Total available for sale                                            283,480         298,443            298,443
                                                                        --------------------------------------------------
  Held to maturity
       Fixed maturities:
         States, municipalities and political subdivisions                       4,278           4,257              4,278
         All other Corporate bonds                                               4,112           4,395              4,112
                                                                        --------------------------------------------------
           Total held to maturity                                                8,390           8,652              8,390
                                                                        --------------------------------------------------
  Mortgage loans                                                                   691             691                691
  Short-term investments                                                         4,638           4,638              4,638
                                                                        --------------------------------------------------
           Total investments                                                  $297,199        $312,424           $312,162
                                                                        ==================================================



                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                                ($ in Thousands)

                                                                                     For the Year Ended
                                                                                         December 31,
       Revenues:                                                                      1998         1997
                                                                                      ----         ----
          Investment income                                                           $518         $608
          Realized gains                                                                 3            -
                                                                                   ------------------------
          Total revenues                                                               521          608

       Expenses:
          General and administrative expenses                                        1,403        1,347
                                                                                   ------------------------
       Loss before federal income tax benefit                                         (882)        (739)

       Federal income tax benefit                                                      306          125
                                                                                   ------------------------
       Net loss from operations                                                       (576)        (614)

       Income from investments in subsidiaries                                        19,247      18,114
                                                                                   ------------------------

       Net income                                                                     18,671       17,500
                                                                                   ------------------------

       Other Comprehensive Income:
          Unrealized holding gain (loss) arising during the year (net of
             Deferred tax expense (benefit) of $1,046 and $(1,255))                    1,943       (2,329)
           Reclassification adjustment for gains included in net income
              (net of tax expense of $211 and $1,622)                                    390        3,011
                                                                                   ------------------------
       Other comprehensive income                                                      2,333          682
                                                                                   ------------------------
       Comprehensive income                                                          $21,004      $18,182
                                                                                   ========================



                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                ($ in Thousands)

                                                                                          As of December 31,
Assets:                                                                                   1998          1997
                                                                                          ----          ----
   Fixed maturities available for sale                                                  $7,436        $7,567
   Investment in subsidiaries                                                          135,059       113,519
   Short-term investments                                                                  150         1,808
   Cash                                                                                      6             1
   Investment income due or accrued                                                        145           157
   Other assets                                                                          2,387           947
                                                                                  ---------------------------
     Total Assets                                                                     $145,183      $123,999
                                                                                  ===========================
Liabilities:
   Payable to affiliates                                                                  $129          $192
   Deferred tax liability                                                                   72            25
   Other liabilities                                                                       744           548
                                                                                  ---------------------------
     Total Liabilities                                                                     945           765
                                                                                  ---------------------------

Commitments and Contingencies
Stockholders' Equity:
   Common stock, $.01 par value, 10,000,000 shares authorized
          and 5,253,813 shares issued and outstanding                                       53            53
   Additional paid in capital                                                           92,906        92,906
   Retained earnings                                                                    41,554        22,883
   Accumulated other comprehensive income                                                9,725         7,392
                                                                                  ---------------------------
     Total Stockholders' Equity                                                        144,238       123,234
                                                                                  ---------------------------
     Total Liabilities and Stockholders' Equity                                       $145,183      $123,999
                                                                                  ===========================


                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                                                                  For the Year Ended
                                                                                      December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                              1998           1997
-------------------------------------                                              -----          ----
   Net income                                                                    $18,671        $17,500

   Realized investment gains                                                          (3)
   Amortization of bond discount                                                     (18)           (17)
   Deferred income taxes                                                              (8)           (31)
   Changes in:
       Equity in net income of subsidiaries                                      (19,247)       (18,114)
       Accrued investment income                                                      12             (5)
       Other assets, net                                                          (1,440)          (716)
       Payable to affiliates                                                         (63)          (164)
       Other liabilities                                                             195             75
                                                                           ------------------------------
   Total adjustments                                                             (20,572)       (18,972)
                                                                           ------------------------------
   Net Cash Used in Operating Activities                                          (1,901)        (1,472)
                                                                           ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sales:
       Fixed maturities available for sale                                           303              -
   Investment Purchases:
       Investment in subsidiary                                                      (55)           (70)
       Fixed maturities available for sale                                             -              -
       Change in short-term investments                                            1,658          1,542
                                                                           ------------------------------
   Net Cash Provided by Investing Activities                                       1,906          1,472
                                                                           ------------------------------
   Net Change in Cash                                                                  5              -
Cash, beginning of year                                                                1              1
                                                                           ------------------------------
Cash, end of year                                                                     $6             $1
                                                                           ==============================

                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                ($ in Thousands)


Basis of Presentation

The financial statements of the registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Farm Family Holdings, Inc. 1998 Annual Report.

The accompanying condensed financial information includes the accounts of Farm Family Holdings, Inc. Farm Family Holdings, Inc. was incorporated on February 14, 1996.


                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                                   SCHEDULE IV
                                   REINSURANCE
                                ($ in Thousands)

                                                               Earned Premiums
                                           ---------------------------------------------------------
                                                                                                     Percentage of
                                                         Ceded to Other   Assumed from                   Amount
                                           Gross Amount    Companies     Other Companies Net Amount  Assumed to Net
                                           -------------------------------------------------------------------------

Year Ended December 31, 1998
Property/Casualty Insurance                    $180,996          $13,277         $14,037    $181,756       7.7%

Year Ended December 31, 1997
Property/Casualty Insurance                     160,988           22,454          10,686     149,220       7.2


Year Ended December 31, 1996
Property/Casualty Insurance                     142,794           18,945           6,931     130,780       5.3




                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                ($ in Thousands)


                            Reserve for                                                            Amortization  Paid
                  Deferred  Unpaid Claims                                 Claim & Claim Adjustment of Deferred  Claims     Premium
                   Policy     & Claim     Discount                     Net     Expense Incurred       Policy     & Claim    Written,
                 Acquisition Adjusmtent   if any, Unearned Earned   Investment     Related to      Acquisition  Adjustment  Net of
                    Cost     Expense    Deducted  Premiums Premiums  Income  Current Year Prior Years  Costs    Expense  Reinsurance
                    ----     -------    --------  -----------------  ------  ------------------------  -----    -------  -----------

Type of Coverage and Affiliation with Registrant
Year Ended
December 31, 1998
Property and
Casualty business   $13,668  $174,435       -     $71,209 $181,756  $19,119   $138,201   $(3,899)     $35,019  $118,343   $188,824
Year Ended
December 31, 1997
Property and
Casualty business    12,613   156,622       -      66,069  149,220   18,077    107,273    (3,972)      28,794    90,116    159,245
Year Ended
December 31, 1996
Property and
Casualty business    10,682   141,220       -      55,945  130,780   15,952    100,418    (5,441)      26,348    89,917    133,844


                                  EXHIBIT INDEX
                                  -------------

                      FARM FAMILY HOLDINGS, INC. FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998
Sequential
Page Number
Exhibit Number    Document Description
--------------    --------------------

*2.1 Plan of Reorganization and Conversion dated February 14, 1996 as amended by Amendment No. 1, dated April 23, 1996

*3.1                Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2                Bylaws of Farm Family Holdings, Inc.

 4.1 Rights Agreement, dated as of July 29, 1997, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on July 30, 1997)

10.1 Amended and Restated Option Purchase Agreement, dated February 26, 1998 among Farm Family Holdings, Inc. and the Shareholders of Farm Family Life Insurance Company, as amended by Amendment No. 1 dated as of April 28, 1998 and Amendment No. 2 dated as of January 14, 1999 (Incorporated by reference to the Proxy Statement of Farm Family Holdings, Inc. dated February 17, 1999)

**10.2 Amended and Restated Expense Sharing Agreement, made effective as of February 14, 1996, by and among Farm Family Mutual Insurance Company, Farm Family Life Insurance Company and Farm Family Holdings, Inc.

*10.3 Indenture of Lease, made the 1st day of January 1988, between Farm Family Life Insurance Company and Farm Family Mutual Insurance Company as amended by the Amendment to Lease, effective January 1, 1994

 10.4 Underlying Multi-Line Per Risk Reinsurance Contract, effective January 1, 1995, issued to Farm Family Mutual Insurance Company by The Subscription Reinsurer(s) Executing the Interests and Liabilities Agreement(s) Attached Thereto, as amended by Addendum No. 1, effective January 1, 1996 (Incorporated by reference to Registration Statement No. 333-4446), Addendum No. 2, effective January 1, 1996, Addendum No. 3, effective July 26, 1996 (Incorporated by reference to Farm Family Holdings, Inc. 1997 Form 10-K for the year ended December 31, 1996), Addendum No. 4, effective January 1, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31,
                    1997), and Termination Addendum, effective December 31, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K/A for the year ended December 31, 1997)

 10.5 Umbrella Quota Share Reinsurance Contract, effective January 1, 1995, issued to Farm Family Mutual Insurance Company and United Farm Family Insurance Company, as amended by Addendum No. 1, effective January 1, 1995 (Incorporated by reference to Registration Statement No. 333-4446), and Addendum No. 2 effective July 26, 1996 (Incorporated by reference to Farm Family Holdings, Inc. 1997 Form 10-K for the year ended December 31, 1996), Addendum No. 3, effective January 1, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997), and Termination Addendum, effective January 1, 1998 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K/A for the year ended December 31, 1997)

*10.8 Service Agreement, made effective as of July 25, 1988 by and between Farm Family Mutual Insurance Company and United Farm Family Insurance Company

 10.9 Form of Membership List Purchase Agreement between Farm Family Mutual Insurance Company and each of the Farm Bureaus (Incorporated by reference to Registration Statement No. 333-4446) as amended by Amendment No. 1 to Membership List Purchase Agreements effective July 26 1996 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997)

*10.10 Farm Family Mutual Insurance Company 8% Subordinated Surplus Certificate, as amended by Certificate of Amendment No. 1 and Trust Indenture, dated as of December 26, 1976 relating to the 8% Subordinated Surplus Certificates

*10.11 Farm Family Mutual Insurance Company 5% Debenture, as amended by Certificate of Amendment, effective January 1, 1969, Certificate of Amendment No. 2, effective January 1, 1979, Certificate of Amendment No. 3 and Supplemental Trust Indenture, dated as of August 25, 1955 Amending Trust Indenture, dates as of May 16, 1955 Relating to The 5% Debentures, as amended by Certificate of Amendment, dated as of August 25, 1955, Certificate of Amendment No. 2, dated as of August 25, 1955, Certificate of Amendment No. 3 dated as of August 25, 1955

 10.12 Farm Family Life Insurance Company, Farm Family Casualty Insurance Company, Farm Family Holdings, Inc. Officer Severance Pay Plan Effective October 27, 1998

*10.13 Farm Family Mutual Insurance Company Supplemental Employee Retirement Plan, adopted as of January 1, 1994

 10.14 Farm Family Holdings, Inc. Directors' Deferred Compensation Plan, effective January 1, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996) as amended by Amendment No. 1 dated as of October 27, 1998 Farm Family Holdings, Inc. Officers' Deferred Compensation Plan, effective January 1, 1997

10.15               (Incorporated by reference to Farm Family Holdings, Inc.
                    Form 10-K for the year ended December 31, 1996) as amended by Amendment No. 1 dated as of October 27, 1998

10.16 Farm Family Holdings, Inc. Annual Incentive Plan effective, as amended and restated as of October 27, 1998

10.17 Farm Family Supplemental Profit Sharing and Money Purchase Plan effective January 1, 1997 **10.18 Tax Payment Allocation Agreement effective January 1, 1996 by and between Farm Family Holdings, Inc. and Farm Family Casualty Insurance Company

10.19 Excess Catastrophe Reinsurance Contract issued to Farm Family Casualty Insurance Company effective January 1, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997)

10.20 Farm Family Holdings, Inc. Omnibus Securities Plan, as amended by Amendment No. 1 dated February 13, 1997 (Incorporated by reference to the Proxy Statement of Farm Family Holdings, Inc. dated March 7, 1997) as amended by Amendment No. 2 dated as of October 27, 1998

   13             Farm Family Holdings, Inc. 1998 Annual Report       iii

   21             Subsidiaries of the Registrant                     xxxv


*Incorporated by reference to Registration Statement No. 333-4446

**Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996

Exhibit 10.12
                            SUMMARY PLAN DESCRIPTION

                       FARM FAMILY LIFE INSURANCE COMPANY
                     FARM FAMILY CASUALTY INSURANCE COMPANY
                           FARM FAMILY HOLDINGS, INC.

                           OFFICER SEVERANCE PAY PLAN
                           Effective October 27, 1998

Purpose

Farm Family Life Insurance Company (hereinafter referred to as "Life"), Farm Family Casualty Insurance Company (hereinafter referred to as "Casualty") and Farm Family Holdings, Inc. (hereinafter referred to as "Holdings") have adopted a severance pay plan effective August 1, 1994, as amended July 29, 1997, July 28, 1998 and as further amended October 27, 1998, the purpose of which is to provide financial benefits to officers of Life, Casualty or Holdings who lose their positions under Severance Qualifying Conditions.

Eligible Officers

All officers of Life, Casualty and Holdings (each of such companies a "Company" and collectively, the "Companies") are eligible for severance benefits under this plan.

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

2. Change in Control: A change in control of Life, Casualty or Holdings of a nature that would be required to be reported in response to Item 6(e) of schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not Life, Casualty or Holdings is subject to the Exchange Act at such time; provided, however, that without limiting the generality of the foregoing, a Change in Control will in any event be deemed to occur if and when:

     (a) any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Exchange Act, hereinafter in this definition, "Person"), other than Life, Casualty or Holdings, or a subsidiary of Life, Casualty or Holdings or employee benefit plan of Life, Casualty or Holdings, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of twenty percent (20%) or more of the common stock of Life, Casualty, or Holdings then outstanding;

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

Provided, however, that the acquisition of Life by Holdings pursuant to the Amended and Restated Option Purchase Agreement dated as of February 26, 1998 by and among Holdings and the shareholders of Life, as amended by Amendment No. 1 to Amended and Restated Option Purchase Agreement dated as of April 28, 1998, as the same may be further amended from time to time, shall not constitute a Change in Control hereunder.

3. Good Reason: "Good Reason" for termination of employment by the Eligible Officer shall mean the occurrence (without the Eligible Officer's express written consent) after a Change in Control of any one or more of the following unless such act is remedied by the Companies within ten (10) business days after receipt of written notice thereof given by the Eligible Officer:

     (i) the assignment of the Eligible Officer to duties materially inconsistent with the Eligible Officer's authorities, duties, responsibilities and status (including offices, titles and reporting requirements) as an executive and/or officer of any Company or a material reduction or alteration in the nature or status of the Eligible Officer's authorities, duties or responsibilities from those in effect as of ninety (90) days prior to the Change in Control;

     (ii) a reduction of the Eligible Officer's base salary in effect on the Effective Date hereof or as the same shall be increased from time to time, unless such reduction is less than ten percent (10%) and is either (a) replaced by an incentive opportunity equal in value or is
          (b) consistent and proportional with an overall reduction in management compensation (i.e., the base salary of the Eligible Officer will not be singled out for reduction in a manner inconsistent to a reduction imposed on other executives of the Companies);

     (iii)the failure of any Company to continue in effect any of the Company's annual and long-term incentive compensation plans or employee benefit or retirement plans, policies practices or other compensation arrangements (collectively the "Compensation Arrangements") in which the Eligible Officer participates unless such failure to continue the plan, policy, practice or arrangement pertains to all plan participants generally and the lost value is being replaced by a new plan, policy, practice or arrangement of reasonably equivalent value; or the failure by the Company to continue the Eligible Officer's participation in the Compensation Arrangements on substantially the same basis, both in terms of the amount of benefits provided and the level of the Eligible Officer's participation relative to other participants, as existed immediately prior to the Change in Control;

     (iv) the permanent relocation of the principal place of the Eligible Officer's employment to a location that is more than fifty (50) miles from the location of the principal place of the Eligible Officer's employment on the date immediately prior to the Change in Control; or

     (v) the failure of a Company to obtain an agreement, in form and substance reasonably satisfactory to the Eligible Officer, from any acquirer of or successor to such Company to expressly assume and agree to discharge the Company's obligations to the Eligible Officer under this Officer Severance Pay Plan.

The Eligible Officer's right to terminate employment for Good Reason shall not be affected by the Eligible Officer's incapacity due to physical or mental illness. The Eligible Officer's continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason herein; provided, however, that the Eligible Officer must provide notice of termination of employment within ninety (90) days following the Eligible Officer's knowledge of an event constituting Good Reason or such event shall not constitute Good Reason hereunder.

4. Salary: The sum of (i) the highest rate of wages, salaries and fees for professional services, and other amounts received by the officer for personal services actually rendered in the course of employment with the Companies within the last two years, on an annualized basis and (ii) the highest Target Award Opportunity established for the officer under each of the Company's Annual Incentive Plan within the last two years. Salary does include taxable reimbursements or other expense allowances, fringe benefits (cash and non cash), and moving expenses. Salary does not include:

     (a)  any distribution from a plan of deferred compensation;

     (b) amounts realized from the exercise of a non qualified stock option, or when restricted stock (or property) held by an officer either becomes freely transferable or is no longer subject to substantial risk of forfeiture; and

     (c) amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option.

5. Year of Service: A period of 12 months during which the individual is an officer and/or employee of Life, Casualty or Holdings, excluding any service as:

     (a)  A leased employee;

     (b)  An independent contractor; or

     (c) An employee or agent of the Company compensated pursuant to an agent's training allowance program, agent's, independent agent's, regional manager's contract or other contract of the same general character

Severance Qualifying Conditions

An Eligible Officer whose employment with Life, Casualty or Holdings is terminated, is eligible for severance benefits, if his or her employment is terminated under the following conditions ("Severance Qualifying Conditions"):

  1.  The officer's employment with Life, Casualty or Holdings  is

     (a)  involuntarily terminated other than for cause;

     (b) terminated due to the elimination of the officer's position and the officer is not offered another position of comparable responsibility and compensation with Life, Casualty or Holdings ("Elimination of Position Termination");

     (c) terminated due to a Change in Control of Life, Casualty or Holdings and the officer is not offered a position of comparable responsibility and compensation by the acquiring or resulting company ("Change in Control Termination");

     (d) terminated by the officer for Good Reason ("Termination for Good Reason"); or

     (e) in the case of the Chief Executive Officer or an Executive Vice President, terminated by the officer within 30 days following the first anniversary of a Change in Control ("Change in Control Anniversary Termination"); AND

2. The officer executes a release of all claims against Life, Casualty and Holdings acceptable to Life, Casualty and Holdings.

The termination of an officer's employment with Life, Casualty or Holdings, for any of the following reasons shall not be treated as a Severance Qualifying
Condition:

     If an officer resigns, abandons his or her job, fails to return from an approved leave of absence or initiates termination on any similar basis other than pursuant to Elimination of Position Termination, Change in Control Termination, Termination for Good Reason or Change in Control Anniversary Termination;

      If an officer is terminated for Cause.

An Eligible Officer wishing to terminate employment with the Companies pursuant to Subsection 1(c), 1(d) or 1(e) of the Severance Qualifying Conditions set forth above shall provide written notice thereof to the Vice President - Human Resources or, in the case of such notice given by the Vice President - Human Resources, to the Chief Executive Officer of the Companies. Such written notice shall set forth (i) the specific Severance Qualifying Event relied upon, (ii) the facts and circumstances claimed to provide a basis for termination pursuant to such Severance Qualifying Event; and (iii) the date of termination (which date shall not be less than fifteen (15) nor more than sixty (60) days after the giving of such notice).

The decision of whether an officer's termination is a Severance Qualifying Condition shall be determined solely at the Companies' discretion.

Policy

In the event that an Eligible Officer becomes eligible to receive severance benefits as a result of meeting the Severance Qualifying Conditions set forth above, the Companies shall pay to the Eligible Officer and provide him or her with severance benefits equal to the following:

     1. A lump sum amount equal to the Eligible Officer's unpaid salary, accrued vacation pay, unreimbursed business expenses and all other items earned by and owed to the Eligible Officer through and including the effective date of employment termination.

  2. The greater of:

      (a) one week's Salary for each Year of Service or

     (b)  (i)  36 months Salary in the case of the Chief Executive Officer;
          (ii) 24 months Salary in the case of an Executive Vice President;
          (iii)12 months Salary in the case of a Senior Vice President; and
          (iv) 6 months Salary in the case of any officer other than the Chief Executive Officer, ExecutivE Vice Presidents, and Senior Vice Presidents

3. A lump sum amount equal to the amount, if any, to which the Eligible Officer is entitled to receive under each of the Companies Annual Incentive Plans. This amount, if any, shall be paid to the Eligible Officer pursuant to the applicable Annual Incentive Plan(s).

4. A continuation for the period set forth in the applicable subsection of paragraph 2(b) of this Section of the Eligible Officer's medical, dental, group term life and disability insurance coverages. These benefits shall be provided by the Companies, to the extent permitted under the terms of such plans and applicable law, to the Eligible Officer beginning immediately upon the effective date of termination. Such benefits shall be provided at the same premium cost to the Eligible Officer, if any, and at the same coverage level, as in effect as of the Eligible Officer's effective date of termination. To the extent that the Companies are unable to provide for continuation of such benefits pursuant to the terms of such plans and applicable law, the Companies shall provide an equivalent benefit to the Eligible Officer.

Notwithstanding the above, these insurance benefits shall be discontinued prior to the end of the stated continuation period in the event the Eligible Officer receives substantially similar benefits from a subsequent employer, as determined solely by the Plan Administrator in good faith. For purposes of enforcing this offset provision, the Eligible Officer shall be deemed to have a duty to keep the Vice President - Human Resources informed as to the terms and conditions of any subsequent employment and the corresponding benefits earned from such employment and shall provide, or cause to provide, to the Vice President - Human Resources in writing correct, complete and timely information concerning the same.

5. The Eligible Officer shall be entitled, at the expense of the Companies, to receive standard outplacement services from a nationally recognized outplacement firm of the Companies' selection, for a period of up to two (2) years from the effective date of termination. Such services shall be at the Companies' expense to a maximum amount of twenty percent (20%) of the Eligible Officer's annual rate of base salary as of the effective date of termination.

Any bonuses or performance or merit reviews that are pending or in process shall not affect the amount of any officer's severance benefits.

In the event an officer becomes eligible for severance benefits pursuant to this Officer Severance Pay Plan due to a Severance Qualifying Event with respect to Life, Casualty or Holdings or any combination of the Companies less than all three of the Companies, then Salary shall include only the amount of Salary which would be allocated to the company for which there is a Severance Qualifying Event for the Eligible Officer pursuant to the Amended and Restated Expense Sharing Agreement dated February 14, 1996 or any successor agreement thereto.

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

Fees and Expenses of Eligible Officers

The Companies shall reimburse the Eligible Officer for all reasonable legal, accounting, actuarial and related fees and expenses incurred by the Eligible Officer in seeking in good faith to obtain or enforce any benefit or right provided by this Officer Severance Pay Plan or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4999 of the Code (or such other Code Section imposing a similar tax that may hereafter be enacted) to the Payments or to a Gross Up Payment, each as previously defined herein. Such reimbursement shall be made within ten (10) business days after receipt of the Eligible Officer's written request for reimbursement accompanied with such evidence of fees and expenses incurred as the Companies reasonably may require.

Amendment or Termination of the Plan

The Companies reserve the right to amend or terminate the plan at any time, with or without advance notice, by action of the Board of Directors. Provided, however, that no amendment or termination of the plan will reduce the amount the Companies agree to pay officers covered by the Plan at the time of the amendment or termination, in the event of a Severance Qualifying Condition below the following amounts:

  1.  36 months Salary in the case of the Chief Executive Officer;
  2.  24 months Salary in the case of an Executive Vice President;
  3.  12 months Salary in the case of a Senior Vice President; and
  4. 6 months Salary in the case of an officer other than the Chief Executive Officer, Executive Vice Presidents and Senior Vice Presidents.

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

     Obtain copies of all plan documents and other plan information upon written request to theplan administrator. The plan administrator may make a reasonable charge for the copies.

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

General Information. Eligible Officers should note the following information about the severance plan:

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

  Vice President-Human Resources
  Farm Family Life Insurance Company
  Farm Family Casualty Insurance Company
  344 Route 9W
  Glenmont, NY 12077

  Mailing Address:
  P.O. Box 656
  Albany, NY 12201-0656

Legal process may also be served on the plan administrator at the following address:

  Farm Family Life Insurance Company
  Attn.: Human Resources Department
  344 Route 9W
  Glenmont, NY 12077

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

Identification number: If an officer needs to discuss the plan with a federal government agency, he or she should reference the plan number 510. The Company's employer identification numbers are:

Farm Family Life Insurance Company 14-1400831 Farm
Family Casualty Insurance Company 14-1415410
Farm Family Holdings, Inc. 14-1789227

Notices

Any notice, consent or demand required or permitted to be given under this Officer Severance Pay Plan shall be in writing and shall be signed by the party giving or making the same. If such notice, consent or demand is mailed to an Eligible Officer or to the Companies, it shall be sent by United States certified mail, postage prepaid, and addressed as set forth below.

If to an Eligible Officer:

     To such officer's last known address as shown on the records of the Company

If to the Vice President Human Resources:

  Vice President-Human Resources
  Farm Family Life Insurance Company
  Farm Family Casualty Insurance Company
  344 Route 9W
  Glenmont, NY 12077

  Mailing Address:
  P.O. Box 656
  Albany, NY 12201-0656

If to the Plan Administrator:

  Farm Family Life Insurance Company
  Attn.: Human Resources Department
  344 Route 9W
  Glenmont, NY 12077

  Mailing Address:
  P.O. Box 656
  Albany, NY 12201-0656

The date of such mailing shall be deemed the date of notice, consent or demand. An officer may change the address to which notice is to be sent by giving notice of the change of address in the manner aforesaid.

                                 Exhibit 10.14
                           AMENDMENT NO. 1 TO THE
                           FARM FAMILY HOLDINGS, INC.
                      DIRECTORS' DEFERRED COMPENSATION PLAN



This AMENDMENT NO. 1 TO THE FARM FAMILY HOLDINGS, INC. DIRECTORS' DEFERRED COMPENSATION PLAN, dated as of October 27, 1998 (this "Amendment No. 1"), was adopted by the Board of Directors of FARM FAMILY HOLDINGS, INC. (the "Company"), at a meeting duly called and held on October 27, 1998.

WHEREAS, the Board of Directors of the Company (the "Board") adopted the Farm Family Holdings, Inc. Directors' Deferred Compensation Plan, dated as of November 1, 1996 (the "Plan"); and

WHEREAS, pursuant to Section 7.06 of the Plan, the Board has the right to amend the Plan at any time; and

WHEREAS, the Board desires to amend and modify the Plan as set forth herein.

NOW, THEREFORE, the Plan shall be, and hereby is, amended and modified, effective October 27, 1998, as follows:

     1. Section 1.05(a) is hereby amended and replaced in its entirety to read as follows:

     "(a) any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Exchange Act, hereinafter in this definition, "Person"), other than the Company or a subsidiary or employee benefit plan of the Company or subsidiary, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of twenty percent (20%) or more of the common stock of the Company then outstanding."

     2. The following paragraph is hereby added to the end of Section 1.05:

          "Provided, however, that the acquisition of Farm Family Life Insurance Company by Farm Family Holdings, Inc. pursuant to the Amended and Restated Option Purchase Agreement dated as of February 26, 1998 by and among Farm Family Holdings, Inc. and the shareholders of Farm Family Life Insurance Company, as amended by Amendment No. 1 to Amended and Restated Option Purchase Agreement dated as of April 28, 1998, as the same may be further amended from time to time, shall not constitute a Change in Control hereunder."

     3. Except as amended and modified by this Amendment No. 1, all other terms of the Plan shall remain unchanged.

IN WITNESS WHEREOF, Farm Family Holdings, Inc. by authority of its Board of Directors, has caused this Amendment No. 1 to be duly executed as of the date and year first above written.

                                             FARM FAMILY HOLDINGS, INC.

                                     By:     /s/ Philip P. Weber
                                             ------------------------
                                             Philip P. Weber

                                     Title:  President & Chief Executive Officer

                                     Date:   November 8, 1998
                                             ------------------------

                                 Exhibit 10.15
                             AMENDMENT NO. 1 TO THE
                           FARM FAMILY HOLDINGS, INC.
                      OFFICERS' DEFERRED COMPENSATION PLAN



This AMENDMENT NO. 1 TO THE FARM FAMILY HOLDINGS, INC. OFFICERS' DEFERRED COMPENSATION PLAN, dated as of October 27, 1998 (this "Amendment No. 1"), was adopted by the Board of Directors of FARM FAMILY HOLDINGS, INC. (the "Company"), at a meeting duly called and held on October 27, 1998.

WHEREAS, the Board of Directors of the Company (the "Board") adopted the Farm Family Holdings, Inc. Officers' Deferred Compensation Plan, dated as of November 1, 1996 (the "Plan"); and

WHEREAS, pursuant to Section 7.06 of the Plan, the Board has the right to amend the Plan at any time; and

WHEREAS, the Board desires to amend and modify the Plan as set forth herein.

NOW, THEREFORE, the Plan shall be, and hereby is, amended and modified, effective October 27, 1998, as follows:

     1. Section 1.05(a) is hereby amended and replaced in its entirety to read as follows:

     "(a) any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Exchange Act, hereinafter in this definition, "Person"), other than the Company or a subsidiary or employee benefit plan of the Company or subsidiary, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of twenty percent (20%) or more of the common stock of the Company then outstanding."

     2. The following paragraph is hereby added to the end of Section 1.05:

          "Provided, however, that the acquisition of Farm Family Life Insurance Company by Farm Family Holdings, Inc. pursuant to the Amended and Restated Option Purchase Agreement dated as of February 26, 1998 by and among Farm Family Holdings, Inc. and the shareholders of Farm Family Life Insurance Company, as amended by Amendment No. 1 to Amended and Restated Option Purchase Agreement dated as of April 28, 1998, as the same may be further amended from time to time, shall not constitute a Change in Control hereunder."

     3. Except as amended and modified by this Amendment No. 1, all other terms of the Plan shall remain unchanged.

IN WITNESS WHEREOF, Farm Family Holdings, Inc. by authority of its Board of Directors, has caused this Amendment No. 1 to be duly executed as of the date and year first above written.

                                               FARM FAMILY HOLDINGS, INC.

                                     By:     /s/ Philip P. Weber
                                             -----------------------
                                             Philip P. Weber

                                     Title:  President & Chief Executive Officer

                                     Date:   November 8, 1998
                                             ------------------------

                                 Exhibit 10.16
                           FARM FAMILY HOLDINGS, INC.

                              ANNUAL INCENTIVE PLAN

                (AS AMENDED AND RESTATED AS OF OCTOBER 27, 1998)



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



                                    ARTICLE 1
                                   DEFINITIONS

1.01 Board of Directors: The Board of Directors of the Company.

1.02 Cause: An employee's:

          (a) felony conviction or the failure of an employee to contest prosecution for a felony;

          (b) willful misconduct or dishonesty, any of which is directly and materially harmful to the business or reputation of the Company;

          (c) theft, participation in any material fraudulent conduct, or other acts involving material misappropriation of property;

          (d)  habitual drunkenness or habitual drug abuse;

          (e)  material and willful disclosure of any confidential information:

          (f) unlawful discrimination and/or unlawful sexual harassment by an officer;

          (g)  serious breach of the Company's policies; or

          (h) continuing inattention to or continuing neglect of the duties to be performed by an employee which inattention or neglect is not the result of illness or accident.

1.03 Change in Control: A change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is subject to the Exchange Act at such time; provided, however, that without limiting the generality of the foregoing, a Change in Control will in any event be deemed to occur if and when:

          (a) any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Exchange Act, hereinafter in this definition, "Person"), other than the Company or a subsidiary or employee benefit plan of the Company or subsidiary, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of twenty percent (20%) or more of the Company's common stock then outstanding;

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

Provided, however, that the acquisition of Farm Family Life Insurance Company by Farm Family Holdings, Inc. pursuant to the Amended and Restated Option Purchase Agreement dated as of February 26, 1998 by and among Farm Family Holdings, Inc. and the shareholders of Farm Family Life Insurance Company, as amended by Amendment No. 1 to Amended and Restated Option Purchase Agreement dated as of April 28, 1998, as the same may be further amended from time to time, shall not constitute a Change in Control hereunder.

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

1.14 Plan Year: The calendar year. The first Plan Year begins January 1, 1997.

1.15 Retirement: The Normal or Early Retirement as those terms are defined in the Farm Family Profit Sharing and Money Purchase Plan or any successor plan thereto.

1.16 Secretary: The Corporate Secretary of the Company.

1.17 Severance Qualifying Termination: An officer's termination pursuant to which the officer qualifies for severance benefits as determined under the Farm Family Life Insurance Company, Farm Family Casualty Insurance Company and Farm Family Holdings, Inc. Officer Severance Pay Plan, as the same may be amended from time to time.



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

3.03 Cessation of Eligibility: An individual shall cease to be a Participant for any Plan Year in which the individual's employment with the Company or its affiliates is terminated voluntarily by the individual or involuntarily for Cause. Provided, however, that a Participant who is an officer of the Company or its affiliate who terminates his or her employment with the Company or its affiliate pursuant to a Severance Qualifying Termination shall be entitled to payment under the Plan as provided herein.



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

                                    ARTICLE 6
                                PAYMENT OF AWARDS

6.01 Calculation of Earned Awards: The Earned Award for each Participant for a Plan Year shall be calculated as follows:

          (a) The Performance Factor will be calculated for each Performance Measure based on the Participant's actual performance.

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

6.04 Change in Control: In the event of a Change in Control, each Participant will receive payment of the greater of his actual Earned Award or his Target Award Opportunity for the Plan Year in which the Change in Control occurs regardless of the level of performance actually achieved.

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

          (c)  Voluntary Termination Other Than a Severance Qualifying
               Termination: The Participant will forfeit any Earned Award for the Plan Year in which he voluntarily terminates employment with the Company or its affiliates, provided that such voluntary termination does not constitute a Severance Qualifying Termination.

          (d) Severance Qualifying Termination: The Participant will be paid the Earned Award prorated for the number of days of the Plan Year that the Participant was employed by the Company in the eligible position, provided, however, that, in the event of a Change in Control during the Plan Year, the Participant will receive payment of the greater of his actual Earned Award or Target Award Opportunity for the Plan Year in which the Change in Control occurs, regardless of achievement of Target Performance, prorated for the number of days of the Plan Year that the Participant was employed in the eligible position.

          (e) Involuntary Termination for Cause: The Participant will forfeit any award for the Plan Year in which he is terminated for Cause.

6.06. Amendment or Termination of Plan: In the event of an amendment or termination of the Plan which reduces the amount any Participant will receive pursuant to the Plan for the Plan Year in which the amendment or termination is first effective, each such Participant will receive for such Plan Year payment of the greater of his actual Earned Award calculated under the Plan, as amended, or his Target Award Opportunity for the Plan Year without giving any effect to such amendment or termination.



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

8.06 Amendment or Termination: The Board of Directors, without the consent of any Participant, may amend or terminate the Plan at any time provided, however, that in the event of an amendment or termination of the Plan which reduces the amount any Participant will receive pursuant to the Plan, each such Participant shall be entitled to the payment set forth in Section 6.06 hereof for the Plan Year in which such amendment or termination is first effective.

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

                                             FARM FAMILY HOLDINGS, INC.


                                    By:      /s/ Philip P. Weber
                                             --------------------
                                                 Philip P. Weber

                                    Title:   President & Chief Executive Officer
                                             -----------------------------------


                                    Date:    November 8, 1998
                                             ----------------

                                  Exhibit 10.20
                             AMENDMENT NO. 2 TO THE
                           FARM FAMILY HOLDINGS, INC.
                             OMNIBUS SECURITIES PLAN



This AMENDMENT NO. 2 TO THE FARM FAMILY HOLDINGS, INC. OMNIBUS SECURITIES PLAN, dated as of October 27, 1998 (this "Amendment No. 2) was adopted by the Board of Directors of FARM FAMILY HOLDINGS, INC. (the "Company"), at a meeting duly called and held on October 27, 1998.

WHEREAS, the Board of Directors of the Company (the "Board") adopted the Farm Family Holdings, Inc. Omnibus Securities Plan dated as of December 13, 1996 as amended by Amendment No. 1 to the Farm Family Holdings, Inc. Omnibus Securities Plan dated as of February 13, 1997 (as amended, the "Plan");

WHEREAS, pursuant to Article XI of the Plan, the Board has the right to alter or amend the Plan from time to time; and

WHEREAS, the Board desires to amend and modify the Plan as set forth herein.

NOW, THEREFORE, the Plan shall be, and hereby is, amended and modified, effective October 27, 1998, as follows:

     1. Subsection (a) of the definition of "Change of Control" is hereby amended and replaced in its entirety to read as follows:

          "(a) any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Exchange Act, hereinafter in this definition, "Person"), other than the Company or a subsidiary or employee benefit plan of the Company or subsidiary, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of twenty percent (20%) or more of the common stock of the Company then outstanding;"

     2. Except as amended and modified by this Amendment No. 2, all other terms of the Plan shall remain unchanged.

IN WITNESS WHEREOF, Farm Family Holdings, Inc. by authority of its Board of Directors, has caused this Amendment No. 2 to be duly executed as of the date and year first above written.

                                                FARM FAMILY HOLDINGS, INC.

                                     By:     /s/ Philip P. Weber
                                             ---------------------------
                                             Philip P. Weber

                                     Title:  President & Chief Executive Officer

                           Farm Family Holdings, Inc.
                                   Exhibit 13
                               1998 Annual Report

Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Farm Family Financial Services, Inc.

During 1997, the Company created Farm Family Financial Services, Inc., a wholly owned subsidiary. Farm Family Financial Services, Inc. entered into a mutually beneficial agreement with a national broker-dealer that allows certain of the Company's agents to offer mutual funds and other securities products to their clients.

Acquisition of Farm Family Life

Farm Family Holdings entered into an Option Purchase Agreement with the shareholders of Farm Family Life pursuant to which Farm Family Holdings was granted an option to acquire all of the outstanding capital stock of Farm Family Life, exercisable for a two year period which commenced on July 26, 1996. On February 26, 1998, the Board of Directors of Farm Family Holdings approved the exercise of the option to acquire Farm Family Life and it's wholly owned subsidiary, United Farm Family. Farm Family Life is owned by Farm Bureau organizations and their affiliates in New New York, New Jersey, Delaware, West Virginia and all of the New England states. Under the Option Purchase Agreement, Farm Family Holdings will pay an exercise price of $37.5 million to acquire Farm Family Life, consisting of $31.5 million of common stock of Farm Family Holdings, and $6 million stated value of 6-1/8% voting preferred stock of Farm Family Holdings, less certain expenses to be paid by Farm Family Life in connection with the acquisition on behalf of the shareholders of Farm Family Life.

The Option Purchase Agreement was approved by the Company's shareholders on December 2, 1998. The closing of the acquisition was scheduled to occur on December 7, 1998, but was delayed when it was determined that in order for certain shareholders of Farm Family Life to provide unqualified opinions of counsel required by the Option Purchase Agreement as a condition to closing, such shareholders of Farm Family Life or their respective parent entities would need to obtain approval of the acquisition from their members.

As a result of this delay, the Option Purchase Agreement was amended to, among other things, fix the price used to determine the number of shares of common and preferred stock to be issued, subject to a collar mechanism, at $35.72, which was the average closing price that would have been used if the closing had occurred on December 7, 1998. Under the collar mechanism, if the price per share of the Company's common stock on the last trading day prior to the closing (the "Closing Price") is greater than $42.86 or equal to or less than $25.00, the price used to determine the number of shares of the Company's common stock to be issued in the acquisition will equal $35.72 divided by a factor. The factor will be equal to 1.2 (if the Closing Price is greater than $42.86) or 0.7 (if the Closing Price is equal to or less than $25.00) multiplied by $35.72 divided by the Closing Price. If the Closing Price is $25.00 or less, the Company will have the option to terminate the Option Purchase Agreement. In addition, the date on which the Company or the shareholders of Farm Family Life may terminate the Option Purchase Agreement, if the closing has not occurred, was extended to April 30, 1999.

The amendment to the Option Purchase Agreement is subject to the approval of the members of certain shareholders of Farm Family Life or their respective parent entities, and the shareholders of the Farm Family Holdings. On February 24, 1999, Farm Family Holdings began resoliciting the approval of its shareholders for the revised terms of the acquisition. Under the terms of the amendment, the shareholders of Farm Family Life have agreed to reimburse the Company for half of the expenses of resolicitation, up to $200,000. The acquisition of Farm Family Life is also subject to certain closing conditions, including the receipt of all required government approvals. Management expects to close the acquisition of Farm Family Life in the second quarter of 1999.

1998 Financial Highlights

The Company's operating income for the year ended December 31, 1998 decreased to $14.3 million compared to $15.0 million in 1997. On a per share basis (diluted), operating income for 1998 was $2.69 compared to $2.84 in 1997. Operating earnings exclude realized investment gains (losses), extraordinary items, the gain on partial reduction of the Company's extended earnings liability, the adjustments to restate prior period financial statements for the Company's extended earnings liability, nonrecurring charges, and the related taxes thereon. The slight decrease in operating income during 1998 was primarily attributable to an increase in weather related losses which partially offset the increase in premiums and the impact of the Company's expense management program. Premium revenue increased 21.8% during the year ended December 31, 1998 to $181.7 million from $149.2 million in 1997. In addition, the Company's GAAP combined ratio was 99.9% for 1998 compared to 98.3% in 1997.

During 1998, the Company restated certain amounts within its consolidated financial statements related to the Company's retroactive adoption effective January 1, 1994 of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("Statement 112") to account for the Company's extended earnings program with its agents and agency managers. Previously, the Company accounted for its extended earnings program pursuant to Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies". The impact and nature of the Company's retroactive adoption of Statement 112 is more fully described in Note 2 "Prior Period Adjustments" and
Note 13 "Commitments, Contingencies, and Uncertainties" in the notes to the Company's consolidated financial statements included herein.

Operating Environment

The Company's operating results are subject to significant fluctuations from period to period depending upon, among other factors, the frequency and severity of losses from weather related and other catastrophic events, the effect of competition and regulation on the pricing of products, changes in interest rates, general economic conditions, tax laws and the regulatory environment. As a condition of its license to do business in various states, the Company is required to participate in a variety of mandatory residual market mechanisms (including mandatory pools) which provide certain insurance (most notably automobile insurance) to consumers who are otherwise unable to obtain such coverages from private insurers. In all such states, residual market premium rates are subject to the approval of the state insurance departments. Residual market premium rates for automobile insurance have generally been inadequate. The amount of future losses or assessments from residual market mechanisms cannot be predicted with certainty and could have a material adverse effect on the Company's results of operations.

For the years ended December 31, 1998, 1997, and 1996, 34.8%, 36.5% and 38.6%,
respectively, of the Company's direct written premiums were derived from policies written in New York and 28.3%, 26.4% and 22.6%, respectively, were derived from policies written in New Jersey. For these periods, no other state accounted for more than 10.0% of the company's direct written premiums. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, generally.

Market-Sensitive instruments and risk management

The Company's investment objective is to maximize after tax yield while maintaining safety of capital and providing adequate liquidity for its insurance operations. The Company seeks to meet these objectives and simultaneously manage interest rate risk and market risk by investing in investment-grade fixed maturity securities that have similar cash flows to the liabilities they support, and are diversified by industry, issuer, type and geography. The Company utilizes the services of a professional asset management firm specializing in the management of assets for insurance companies to assist in meeting these objectives. The Company's invested assets are managed to maximize long term risk adjusted returns consistent with and in support of product liabilities and the capital position of the Company.

The fair value of the Company's fixed maturity portfolio is sensitive to changes in interest rates. The Company estimates that if interest rates were to increase by 100 basis points from their December 31, 1998 levels, the Company's fixed maturity portfolio would decline in fair value by approximately $15.6 million.

The calculations involved in the computer simulations the Company utilized for the sensitivity analysis incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, the potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

The Company has not utilized options, interest rate swaps, or other derivative financial instruments to hedge interest rate risk.

Year 2000

Many computer programs and other computer systems upon which the Company relies were created using only two digits to identify a year in the date field. If not corrected, many of these computer applications could fail or produce erroneous result. In 1996, management began considering Year 2000 issues as they affect the Company and began to develop a Year 2000 plan. The Company's overall plan for dealing with the Year 2000 problem covers information technology ("IT") systems, non-IT systems, and third-party providers. The Company has established a Year 2000 team to lead the Company's activities relating to its Year 2000 issues. The Company's Year 2000 team works with the Company's senior management, legal and business units on Year 2000 issues. The Company's current state of readiness with respect to each of its IT systems, non-IT systems and third-party providers is discussed below.

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

Critical IT systems include product administration systems, key financial systems and core IT infrastructure. Management of the Company believes that the phases of inventory, assessment, remediation, testing and implementation for critical IT systems currently in use by the Company have been completed. Noncritical IT systems include certain other business applications which the Company does not believe to be critical. The Inventory phase has been completed for the Company's noncritical IT systems. The assessment, remediation, testing and implementation phases for the Company's noncritical IT systems are ongoing and are expected to be completed by the end of 1999.

The Company has tested the operation of IT systems working together in an integrated test environment that replicated the Company's live environment. This test exercised software and hardware using dates advanced to Year 2000 and beyond. There can be no assurances that this integrated testing discovered all potential Year 2000 problems.

Non-IT systems typically include embedded technology such as microcontrollers. The Company's non-IT systems include machinery and equipment in the buildings it occupies, such as elevators, telephone equipment, HVAC, security and alarm systems and print shop/mail room equipment. The Company is reviewing these systems for Year 2000 compliance with the third-party providers the Company uses to service and maintain this equipment.

The Company's Year 2000 effort also includes a systematic assessment of the Year 2000 compliance status of third-party providers. The Company believes loss of public utilities, phone, banking, mail or certain outsourced processing services could have an immediate adverse impact on the Company's operations, which under certain circumstances could be material. The Company is contacting each of its third-party providers, through letters, questionnaires and/or interviews depending upon the nature of the product or service supplied, to determine if the provider is Year 2000 compliant. As of Defmber 31, 1998, the Company had received responses from approximately 90% of such third-parties. Many of the responses indicate that the products or services provided are expected to be Year 2000 compliant. However, few providers have provided written assurances that they are currently Year 2000 compliant. The Company continues to track the status of third-party providers' Year 2000 compliance progress and a follow-up program is under way with providers that have not responded. Management believes that the process of evaluating the Year 2000 compliance status of the Company's third-party providers who provide critical services and products will be completed by June 30, 1999.

The Company does not separately track the internal costs incurred for the Year 2000 project which are principally the related payroll costs for its IT staff. However, the Company has identified certain costs related to the Year 2000 project including costs related to outside consultants and software and hardware applications. The identified costs incurred through December 31, 1998 were approximately $334,000, which were expensed as incurred. Based on information currently available, the total identified remaining costs expected to be incurred for the Year 2000 projects are estimated to be $95,000. These costs are being funded through operating cash flows. These estimated costs are the costs allocated to the Company and do not include the costs allocated to Farm Family Life and United Farm Family in accordance with sharing arrangements among the companies. The Company's estimated costs for the Year 2000 project are based on management's best estimates, which were derived from numerous assumptions, including the extent of remaining remediation and testing activities, availability of certain resources and other factors.

The phases of inventory, assessment, remediation, testing and implementation of the Company's software for Year 2000 issues have been done primarily by the Company's existing IT staff. Correction of Year 2000 issues is a high priority project and certain other less critical IT projects have been deferred due to

Year 2000 efforts; however, the Company does not believe the deferral of other IT projects has had a material effect on the Company's financial condition or results of operations in 1997 or during 1998. The Company's IT staff has continued to work on other high priority projects concurrent with the Year 2000 project.

The Company has not conducted a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the failure to achieve Year 2000 compliance on a timely basis. The Company believes that its most reasonably likely worst case Year 2000 scenarios may include these elements: (1) one or more parts of the Company's IT systems will operate incorrectly, thereby resulting in a temporary shutdown or miscalculations in a system which may have an adverse effect on the Company's operations and (2) one or more of the Company's third-party providers will be unable to provide the products or services expected which may have an adverse effect on the Company's operations. Because of the progress which has been made toward achieving Year 2000 compliance with the Company's IT systems, an IT system contingency plan has not been developed. The Company believes that its testing of its critical hardware and software will reveal any significant Year 2000 problems, that such problems will be capable of remediation, and that the Company's software and hardware will perform substantially as planned when Year 2000 processing begins. If testing reveals material problems that cannot be remediated, then the Company intends to develop such contingency plans as are practical based on the alternatives available. A contingency plan has not been developed for dealing with the scenario where one or more of the Company's third-party providers will be unable to provide the services expected. If management believes that a third-party provider is not Year 2000 compliant, or that a third-party provider's Year 2000 compliance status is uncertain, then the Company intends to seek other providers or develop such contingency plans as are practical based on the alternatives available.

Despite the Company's efforts to address its Year 2000 issues, there can be no assurances that Year 2000 related failures of the Company's IT systems, or that Year 2000 related failures by third parties with which the Company interacts, will not have a material adverse effect on the Company's results of operations, liquidity and financial condition.

In addition to its own computer systems and third-party providers, the Company may also have exposure in its property/casualty operations to Year 2000 claims asserted under certain insurance policies it has sold to customers. Although the Company does not issue insurance policies intended to cover risks related to the Year 2000 issue, there can be no certainty regarding future judicial or legislative interpretations of coverage. There can be no assurances that Year 2000 related claims will not emerge and that such claims will not have a material adverse effect on the Company's results of operations, liquidity and financial condition.

Products

The Special Farm Package is a flexible, multi-line package of insurance coverages, which the Company regards as its "flagship" product. For the year ended December 31, 1998, 22.0% of the Company's total direct written premiums were derived from the Special Farm Package product.

The Company concentrates on its primary products: personal and commercial automobile, the Special Farm Package, businessowners, homeowners and Special Home Package policies. The Company underwrites its commercial and personal lines risks by evaluating historical loss experience, current prevailing market conditions, and product profitability with consistently applied standards. The adequacy of premium rates is affected mainly by the severity and frequency of claims and changes in the competitive, legal and regulatory environment in which the Company operates.

Expense Management

During 1998, the Company continued the expense management initiatives it began during 1996. The goal of the Company's expense management initiatives is to continually review its cost structure and reduce or eliminate certain expenses. Additionally, the Company seeks to tie expenses to operating results so that expenses become increasingly more variable with the Company's profitability and less fixed or volume sensitive. As a result, portions of the compensation for agents, employees and management are influenced by the Company's operating results. These programs help to align the Company's interests more directly with those of its shareholders. As a result of these initiatives, as well as an increase in the Company's premium revenue at a greater rate than its expenses, the Company's underwriting expenses as a percent of premium revenue were reduced during 1998 to 26.0% compared to 29.0% for 1997. Further, the Company's underwriting expenses as a percentage of premium revenue for the fourth quarter of 1998 were 25.0%.

Future Application of Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This statement, which is effective for the Company for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Management does not believe that Statement 133 will have a material impact on the Company's financial statements.

Results of Operations

The Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

Premiums

Premium revenue increased $32.5 million, or 21.8%, during the year ended December 31, 1998 to $181.7 million from $149.2 million in 1997. The increase in premium revenue in 1998 resulted from an increase of $20.0 million in earned premiums on additional business directly written by the Company (principally in New Jersey and New York), an increase of $3.4 million in earned premiums assumed by the Company, and a decrease of $9.1 million in earned premiums ceded to reinsurers.

The $20.0 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $18.2 million, or 13.6%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package), an increase of $1.8 million in earned premiums on workers' compensation business, and an increase of $1.1 million in earned premiums the Company's other products. These increases were somewhat offset by a decrease of $1.1 million in earned premiums from assigned risk automobile business. Premiums earned on personal automobile policies directly written by the Company (excluding assigned risk personal automobile) accounted for $62.7 million or 34.7% of the Company's premium revenue in 1998 compared to $52.9 million or 32.9% in 1997. Premiums earned on personal automobile policies in the state of New Jersey accounted for $7.0 million of the $20.0 million increase in earned premiums from the Company's primary products. The number of policies in force of the Company's primary products increased by 8.7% to approximately 138,000 in 1998 from approximately 127,000 in 1997 and the average premium earned for each such policy increased by 4.6% in 1998 compared to 1997.

The decrease in premiums ceded to reinsurers of $9.1 million was primarily attributable to the termination of the reinsurance agreements with the Company's affiliate, United Farm Family. The Company's reinsurance assumed premiums increased as a result of both new reinsurance contracts written in 1998 and increases in premiums for reinsurance contracts renewed.

Net Investment Income

Net investment income increased $1.0 million, or 5.8%, to $19.1 million for the year ended December 31, 1998 from $18.1 million in 1997. The taxable equivalent yield on the Company's investment portfolio was 7.01% and 7.29% for the years ended December 31, 1998 and 1997, respectively. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately $28.3 million, or 10.3%. The increase in cash and invested assets was greater than the increase in net investment income for the year ended December 31, 1998 primarily as a result of a decline in prevailing interest rates as well as an increase in the Company's investment in tax exempt fixed maturity securities. The Company's investment income from tax exempt securities increased to $2.7 million in 1998 from $1.4 million in 1997. The Company's after-tax income has been increased by investing in tax exempt securities which generally produce more after-tax investment income than taxable investment grade fixed maturity securities.

Net Realized Investment Gains (Losses)

Net realized investment gains were $0.5 million for the year ended December 31, 1998 compared to $5.4 million in 1997. During 1997, the Company sold a common stock investment which resulted in a realized gain of $5.7 million.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $31.0 million, or 30.0%, to $134.3 million for the year ended December 31, 1998 from $103.3 million in 1997. The increase in loss and loss adjustment expenses was primarily attributable to a 21.8% increase in premium revenue in 1998 as compared to 1997. Loss and loss adjustment expenses were 73.9% of premium revenue in 1998 compared to 69.2% of premium revenue in 1997. The increase in loss and loss adjustment expenses as a percent of premium revenue was attributable to an increase in weather related losses and certain other factors during the year ended December 31, 1998 compared to the same period in 1997.

Loss and loss adjustment expenses incurred by the Company for the year ended December 31, 1998 were reduced by $3.2 million as a result of coverage provided by the Company's aggregate stop loss reinsurance program. This program, which became effective January 1, 1998, covers net losses incurred on the Company's direct written, as well as its reinsurance assumed business.

Losses related to the Company's direct writings believed to be weather related aggregated $11.7 million in 1998 compared to $5.2 million in 1997. The increase in weather related losses was primarily attributable to severe ice storms which impacted the upstate New York and Maine territories in which the Company writes business during the first three months of 1998, and tornadoes and severe thunderstorms which impacted the Northeast during the second quarter of 1998.

The Company incurred an additional $3.9 million of losses in 1998, as compared to 1997, on its personal and commercial automobile business. The ratio of losses incurred to premiums earned for the Company's personal and commercial automobile business was 69.3% for the year ended December 31, 1998 compared to 65.1% in 1997. The Company also incurred an additional $1.4 million of losses in 1998 as compared to 1997 on its workers compensation business. The loss ratio for worker's compensation was 53.1% for the year ended December 31, 1998 compared to 41.7% for the same period in 1997.

Loss and loss adjustment expenses on the Company's voluntary assumed business increased $2.6 million in 1998 as compared to 1997 and was 60.0% of earned premiums for such business for the year ended December 31, 1998 compared to 57.7% in 1997. The increase in the ratio of loss and loss adjustment expenses to earned premiums on business assumed was primarily attributable to losses caused by severe weather in the Midwest.


Underwriting Expenses

Underwriting expenses increased $3.9 million, or 9.0%, to $47.2 million for the year ended December 31, 1998 from $43.3 million for the same period in 1997. For the year ended December 31, 1998, underwriting expenses were 26.0% of premium revenue compared to 29.0% in 1997. The 1997 underwriting expenses include the impact of the prior period adjustment made to reflect the Company's retroactive adoption of Statement 112 to account for the Company's extended earnings program, as discussed previously. Excluding the impact of this prior period adjustment, the underwriting expenses were 28.0% of premium revenue for 1997. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the year and the Company's continued expense management initiatives which began in 1996.

Gain on Partial the Reduction of Extended Earnings Liability

The Company recorded a gain of $6.3 million on the partial reduction of its extended earnings liability during the year ended December 31, 1998, which was the result of modifications made to the agreements with the Company's agents and agency managers that relieved the Company of the primary obligation to make extended earnings payments. The Company is primarily liable for its remaining extended earnings liability which represents the aggregate amount owed by the Company to eligible former agents who have terminated their association with the Company and are currently receiving extended earnings payments.

Federal Income Tax Expense

Federal income tax expense decreased $1.0 million to $8.2 million in 1998 from $9.2 million in 1997. Federal income tax expense was 30.7% of income before federal income taxes in 1998 compared to 34.5% in 1997. The decrease in the Company's federal income tax expense as a percentage of income before federal income tax expense for the year ended December 31, 1998 as compared to 1997 was primarily attributable to an increase in tax exempt interest income earned on the Company's investments reflecting the Company's increased investment in tax exempt fixed maturity securities.

Net Income

Net income increased $1.2 million to $18.7 million in 1998 from $17.5 million in 1997 primarily as a result of the foregoing factors, including the gain on the partial reduction of the Company's extended earnings liability of $6.3 million recognized in 1998.

The Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

Premiums

Premium revenue increased $18.4 million, or 14.1%, during the year ended December 31, 1997 to $149.2 million from $130.8 million in 1996. The increase in premium revenue in 1997 resulted from an increase of $18.2 million in earned premiums on additional business directly written by the Company (principally in New Jersey and New York) and an increase of $3.7 million in earned premiums assumed by the Company, offset by an increase of $3.5 million in earned premiums ceded to reinsurers. The $18.2 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $15.8 million, or 13.4%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package), an increase of $1.0 million in earned premiums on workers' compensation business, an increase of $0.5 million in earned premium from assigned risk automobile business, and an increase of $0.9 million in earned premium from the Company's other products. Premiums earned on personal automobile policies in the state of New Jersey accounted for $6.5 million of the $18.2 million increase in earned premiums from the Company's primary products. The number of policies of the Company's primary products increased by 11.4% to approximately 127,000 in 1997 from approximately 114,000 in 1996 and the average premium earned for each such policy increased by 1.6% in 1997.

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

Net Realized Investment Gains (Losses)

Net realized investment gains were $5.4 million for the year ended December 31, 1997 compared to a loss of $0.6 million in 1996. The increase in realized investment gains was primarily attributable to a realized gain on the sale of a common stock investment in 1997.

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

At December 31, 1998, the Company's cash and invested assets, at amortized cost, was $303.2 million, a $28.3 million increase from 1997. The increase is primarily the result of the investment of operating cash flows. During 1998, the Company continued to invest primarily in investment grade fixed maturities to maintain the overall quality of its investment portfolio. The Company also increased its investments, at amortized cost, in tax exempt bonds from $31.7 million in 1997 to $78.8 million in 1998. The market value of the Company's fixed maturity investments is subject to fluctuations directly attributable to prevailing rates of interest as well as other factors. As of December 31, 1998 and 1997, the aggregate market value of the Company's fixed maturity investments exceeded the aggregate amortized cost of such investments by $13.3 million and $10.6 million, respectively.

Fixed maturity securities, at amortized cost, rated as investment grade by the National Association of Insurance Commissioners were $282.0 million, or 97.7% of its fixed maturity portfolio, at December 31, 1998 compared to $248.9 million, or 96.5% of its fixed maturity portfolio, at December 31, 1997. Corporate bonds constituted most of the non-investment grade securities held by the Company as of December 31, 1998 and 1997. The mortgage-backed securities held by the Company as of December 31, 1998 were primarily GNMA, FNMA, and Federal Home Loan Mortgage Corp. pass-through securities. The Company currently has no investments in such derivative financial instruments as futures, forward, swap, or option contracts, or other financial instruments with similar characteristics.

The Company has in place unsecured lines of credit with two banks under which it may borrow up to $12.0 million at an annual interest rate equal to the lending bank's prime rate. At December 31, 1998, no amounts were outstanding on the lines of credit. In addition, the Company's reinsurance intermediary has extended to the Company a "Rapid Recovery Facility" under which the Company, at its option, can receive cash advances of up to $8.0 million within 48 hours of experiencing a catastrophic loss. There is no interest rate associated with this facility. The Company did not utilize this facility in 1998, 1997 or 1996.

On April 1, 1998, the Company redeemed $1.3 million principal amount of surplus notes bearing interest at a rate of eight percent per annum. Interest expense incurred by the Company on the surplus notes for the years ended December 31, 1998, 1997 and 1996 was $25,000, $102,000 and $167,000, respectively.

Net cash provided by operating activities was $29.5 million, $31.4 million, and $11.8 million during the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in net cash provided by operating activities in 1998 was primarily attributable to an increase in losses paid. The increase in net cash provided by operating activities in 1997 compared to 1996 was primarily attributable to the increase in premiums collected, interest and dividends received, and a reduction in losses paid relative to the increase in premiums collected.

Net cash used in investing activities was $28.0 million, $29.6 million, and $41.1 million during the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in net cash used in investing activities in 1998 resulted primarily from an increase in investment collections from fixed maturities available for sale due to an increase in the redemption of fixed maturities. During 1998, issuers paid $26.9 million to redeem fixed maturities prior to their stated maturity, compared to $10.6 million in 1997. The decrease in net cash used in investing activities in 1997 compared to 1996 resulted primarily from an increase in investment collections from fixed maturities available for sale and proceeds from sales of equity securities.

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

Effective December 31, 1997, the Company revised its reinsurance program. The Company's reinsurance agreements with its affiliate, United Farm Family, were terminated effective December 31, 1997. As a result, the Company's retention per claim under its current reinsurance program increased from $100,000 to $300,000 in 1998. In addition, the Company entered into an agreement which provides reinsurance protection within certain dollar limits for losses in excess of a predetermined ratio of losses to earned premiums. This agreement covers all direct and assumed voluntary business as well as mandatory residual market mechanisms. The Company's reinsurance program is structured to partially mitigate the impact of large or unusual losses as well as the aggregation of smaller, more frequent losses on liquidity and operating results.

The New York Insurance Law regulates the distribution of dividends and other payments to Farm Family Holdings by Farm Family Casualty. As of December 31, 1998, the maximum amount of dividends that could be paid by Farm Family Casualty without the prior approval of the New York State Insurance Department is $3.0 million. Such restrictions or any subsequently imposed restrictions may in the future affect the liquidity of Farm Family Holdings. Management believes that the Company's liquidity and capital resources are adequate for the coming year.




FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
($ in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------
 For the Years Ended December 31,                                                  1998            1997          1996
-------------------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums                                                                     $ 181,756       $ 149,220     $ 130,780
    Net investment income                                                           19,119          18,077        15,952
    Realized investment gains (losses), net                                            451           5,406          (640)
    Other income                                                                     1,033           1,020           905
-------------------------------------------------------------------------------------------------------------------------
         Total revenues                                                            202,359         173,723       146,997
-------------------------------------------------------------------------------------------------------------------------
Losses, Expenses and Other:
    Losses and loss adjustment expenses                                            134,302         103,301        94,977
    Underwriting expenses                                                           47,233          43,320        39,465
    Early retirement program expense                                                   ---             ---         1,177
    Interest expense                                                                    25             102           167
    Dividends to policyholders                                                         192             282           373
-------------------------------------------------------------------------------------------------------------------------
         Total losses and expenses                                                 181,752         147,005       136,159
             Gain on the partial reduction of extended earnings liability           (6,318)             ---           ---
-------------------------------------------------------------------------------------------------------------------------
              Total losses, expenses and other                                     175,434         147,005       136,159
-------------------------------------------------------------------------------------------------------------------------
Income before federal income tax expense and extraordinary item                     26,925          26,718        10,838
Federal income tax expense                                                           8,254           9,218         3,281
-------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                    18,671          17,500         7,557
Extraordinary item - demutualization expenses                                          ---             ---         1,543
-------------------------------------------------------------------------------------------------------------------------
            Net income                                                            $ 18,671        $ 17,500       $ 6,014
-------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss):
           Unrealized holding gain (loss) arising during the year
           (net of deferred tax expense (benefit) of $1,046, $(1,255), and           1,943          (2,329)       (2,657)
           $(1,429))
           Reclassification adjustment for gains included in net
           income (net of tax expense of $210, $1,622, and $198)                       390           3,011           369
           Minimum pension liability adjustment                                        ---             ---           118
-------------------------------------------------------------------------------------------------------------------------
           Other comprehensive income (loss)                                         2,333             682       (2,170)
-------------------------------------------------------------------------------------------------------------------------
           Comprehensive income                                                    $21,004         $18,182        $3,844
=========================================================================================================================
Per Share Data:
    Income before extraordinary item - basic                                     $    3.55       $    3.33      $   1.90
=========================================================================================================================
    Income before extraordinary item - diluted                                   $    3.52       $    3.32      $   1.90
=========================================================================================================================
    Net income - basic                                                           $    3.55       $    3.33      $   1.51
=========================================================================================================================
    Net income - diluted                                                         $    3.52       $    3.32      $   1.51
=========================================================================================================================

See accompanying notes to Consolidated Financial Statements.

FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
($ in thousands)

As of December 31,                                                                                1998         1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
   Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $280,124 in 1998 and $248,984 in 1997)                               $293,120     $259,199
     Held to maturity, at amortized cost
        (Fair value: $8,652 in 1998 and $9,194 in 1997)                                          8,390        8,855
   Equity securities
     Available for sale, at fair value
        (Cost: $3,356 in 1998 and $3,363 in 1997)                                                5,323        4,521
   Mortgage loans                                                                                  691        1,660
   Other invested assets                                                                          ----          553
   Short-term investments                                                                        4,638        5,643
--------------------------------------------------------------------------------------------------------------------
             Total investments                                                                 312,162      280,431
--------------------------------------------------------------------------------------------------------------------
Cash                                                                                             6,039        5,841
Insurance receivables:
   Reinsurance receivables                                                                      17,800       12,343
   Premiums receivable, net                                                                     29,666       28,141
Deferred acquisition costs                                                                      13,668       12,613
Accrued investment income                                                                        5,527        5,408
Deferred income tax asset, net                                                                   1,694        4,422
Prepaid reinsurance premiums                                                                       205        2,044
Receivable from affiliates, net                                                                 16,660       17,786
Other assets                                                                                     3,082        2,202
--------------------------------------------------------------------------------------------------------------------
             Total Assets                                                                     $406,503     $371,231
====================================================================================================================
LIABILITIES and STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                           $174,435     $156,622
   Unearned premium reserve                                                                     71,209       66,069
   Reinsurance premiums payable                                                                  1,055        2,564
   Accrued expenses and other liabilities                                                       15,566       21,474
   Debt                                                                                              -        1,268
--------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                                 262,265      247,997
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized
         and no shares issued and outstanding                                                        -            -
     Common stock, $.01 par value, 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                                53           53
    Additional paid in capital                                                                  92,906       92,906
    Retained earnings                                                                           41,554       22,883
    Accumulated other comprehensive income                                                       9,725        7,392
--------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                        144,238      123,234
--------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                                       $406,503     $371,231
====================================================================================================================
See accompanying notes to Consolidated Financial Statements.


FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
($ in thousands)

For the Years Ended December 31,                                                            1998            1997        1996
-----------------------------------------------------------------------------------------------------------------------------
Common stock
         Balance, beginning of year                                                     $     53        $     53    $      -
         Common stock issued                                                                   -               -          53
-----------------------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                                 53              53          53
-----------------------------------------------------------------------------------------------------------------------------
Additional paid in capital
         Balance, beginning of year                                                       92,906          98,140           -
         Prior period adjustment - see Note 2                                                  -          (5,234)          -
-----------------------------------------------------------------------------------------------------------------------------
         Adjusted balance, beginning of year                                              92,906          92,906           -
         Initial public offering and subscription offering, net                                -               -      43,715
         Payments to policyholders                                                             -               -     (12,210)
         Conversion of debt to common stock                                                    -               -         265
         Demutualization of Farm Family Mutual                                                 -               -      61,136
-----------------------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                             92,906          92,906      92,906
-----------------------------------------------------------------------------------------------------------------------------
Retained earnings
         Balance, beginning of year                                                            -           5,838      65,284
         Prior period adjustment - see Note 2                                                  -            (455)    ( 4,779)
-----------------------------------------------------------------------------------------------------------------------------
         Adjusted Balance, beginning of year                                              22,883           5,383      60,505
         Net income                                                                       18,671          17,500       6,014
         Demutualization of Farm Family Mutual                                                 -               -     (61,136)
-----------------------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                             41,554          22,883       5,383
-----------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
         Balance, beginning of year                                                        7,392           6,710       8,880
         Unrealized holding gain (loss) arising
              during the year (net of deferred tax)                                        1,943          (2,329)     (2,657)
         Reclassification adjustment for gains
              included in net income(net of tax)                                             390           3,011         369
         Minimum pension liability adjustment                                                  -               -         118
-----------------------------------------------------------------------------------------------------------------------------
         Balance, end of year                                                              9,725           7,392       6,710
-----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                              $144,238        $123,234    $105,052
=============================================================================================================================

See accompanying notes to Consolidated Financial Statements.




FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($ in thousands)

For the Years Ended December 31,                                                         1998           1997           1996
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS from OPERATING ACTIVITIES
Net income                                                                              $18,671         $17,500        $6,014
-------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income
to net cash provided by  operating activities:
     Realized investment (gains) losses                                                    (451)         (5,406)          640
     Amortization of bond discount                                                          328             329           130
     Deferred income taxes                                                                1,472            (845)         (900)
     Extraordinary item - demutualization expenses                                           -               -          1,543
     Changes in:
         Reinsurance receivables                                                         (5,457)         (1,600)        3,030
         Premiums receivable, net                                                        (1,525)         (5,478)         (872)
         Deferred acquisition costs                                                      (1,055)         (1,931)         (155)
         Accrued investment income                                                         (119)           (547)         (601)
         Prepaid reinsurance premiums                                                     1,839            (100)          (80)
         Receivable from affiliates, net                                                  1,126          (1,653)       (2,273)
         Other assets                                                                      (880)           (150)         (283)
         Reserves for losses and loss adjustment expenses                                17,813          15,402         3,242
         Unearned premium reserve                                                         5,140          10,124         3,146
         Reinsurance premiums payable                                                    (1,509)          1,923        (1,994)
         Accrued expenses and other liabilities                                          (5,908)          3,800         2,802
-------------------------------------------------------------------------------------------------------------------------------
           Total adjustments                                                             10,814          13,868         7,375
-------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities before extraordinary item           29,485          31,368        13,389
           Extraordinary item - demutualization expenses                                     -              -          (1,543)
-------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                     29,485          31,368        11,846
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS from INVESTING ACTIVITIES Proceeds from sales:
    Fixed maturities available for sale                                                   3,684          8,019          5,670
    Other invested assets                                                                    -              -             144
    Equity Securities                                                                        -           6,257             -
Investment collections:
    Fixed maturities available for sale                                                   38,957        16,435          9,405
    Fixed maturities held to maturity                                                       440            904          2,561
    Equity securities                                                                         8             -              -
    Mortgage loans                                                                          969             85             77
Investment purchases:
    Fixed maturities available for sale                                                 (73,484)       (59,667)       (58,430)
    Fixed maturities held to maturity                                                        -          (1,294)        (2,042)
Change in short-term investments, net                                                     1,005           (310)         1,199
Change in other invested assets                                                             402            (30)           344
-------------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                        (28,019)        (29,601)      (41,072)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS from FINANCING ACTIVITIES
Proceeds from IPO and subscription offerings                                                 -              -          44,880
Demutualization payments to policyholders and noteholders                                    -              -         (12,842)
IPO expenses paid                                                                            -              -          (1,080)
Principal payments on debt                                                               (1,268)           (36)           (32)
-------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                           (1,268)           (36)        30,926
-------------------------------------------------------------------------------------------------------------------------------
           Net increase in cash                                                             198           1,731         1,700
Cash, beginning of year                                                                   5,841           4,110         2,410
-------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                        $6,039          $5,841        $4,110
===============================================================================================================================

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

          The Company provides property and casualty insurance coverage's to members of the state Farm Bureau(R) organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in the state Farm Bureau organizations is a prerequisite for voluntary insurance coverage, except for employees of the Company and its affiliates.

          The operations of the Company are closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life") and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family") (see Note 11). Farm Family Life is a stock life insurance company owned by the state Farm Bureau organizations of the ten states in which the Company operates. Farm Family Holdings has entered into an Option Purchase Agreement with the shareholders of Farm Family Life pursuant to which Farm Family Holdings proposes to acquire Farm Family Life subject to certain conditions (see Note 16). The Company and Farm Family Life are affiliated by common management, shared agents and employees and similar Boards of Directors.

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

          Property-Liability Insurance Accounting:

          Premiums are deferred and earned on a pro rata basis over the terms of the respective policies. Amounts paid for ceded reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to premium. Premiums receivable are reduced for an allowance for doubtful accounts.

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

          Net Income Per Share:


          The following table for the years ended December 31, 1998, 1997 and 1996 presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                               1998           1997           1996
                                                                               ----           ----           ----

         Net income before extraordinary item
               available to common stockholders                         $18,671,000    $17,500,000     $7,557,000
                                                                    ==============================================
         Net income available to common stockholders                    $18,671,000    $17,500,000     $6,014,000
                                                                    ==============================================
         Weighted average number of
             shares in basic earnings per share                           5,253,813      5,253,813      3,979,115
         Effect of stock options                                             50,152         17,134            ---
                                                                    ----------------------------------------------
         Weighted average number
             of shares in diluted earnings per share                      5,303,965      5,270,947      3,979,115
                                                                    ==============================================
         Basic net income before extraordinary item
           per share                                                          $3.55          $3.33          $1.90
                                                                    ==============================================
         Diluted net income before extraordinary item
           per share                                                          $3.52          $3.32          $1.90
                                                                    ==============================================
         Basic net income per share                                           $3.55          $3.33          $1.51
                                                                    ==============================================
         Diluted net income per share                                         $3.52          $3.32          $1.51
                                                                    ==============================================


          The weighted average number of shares of common stock in 1996 gives effect to the allocation of 3,000,000 shares of common stock to eligible policyholders on July 26, 1996 pursuant to Farm Family Casualty's conversion from a mutual company to a stockholder owned company.

          New Accounting Pronouncements:

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Comprehensive Income," ("Statement 130") which established standards for the reporting and disclosure of comprehensive income and its components and reclassifications of prior period financial statements to conform to this reporting standard. The adoption of Statement 130 resulted in revised and additional disclosures, but had no effect on the result of operations or the financial position of the Company.

          Effective January 1, 1998, the Company also adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," ("Statement 131"). Statement 131 specifies the presentation and disclosure of operating segment information reporting in the annual and interim reports issued to shareholders. Statement 131 requires that segment information of earlier years be restated to conform to the new standard. The adoption of Statement 131 did not result in additional disclosures for the Company, because the Company currently operates within one business segment.

    2.    Prior Period Adjustments

          Previously, the Company accounted for its extended earnings program pursuant to Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". The prior period adjustments within the Company's consolidated financial statements relates to the Company's retroactive adoption effective January 1, 1994 of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post-employment Benefits" ("Statement 112") to account for the Company's extended earnings program with its agents and agency managers (collectively referred to hereafter as "agents"). Pursuant to agreements between the Company and its agents, subject to certain conditions including length of service, confidentiality, and non-competition, certain agents are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by eligible former agents subsequent to the termination of the former agent's association with the Company.

          The Company has restated certain amounts within its consolidated financial statements as of and for the years ended December 31, 1997 and 1996. The following table presents the restated and previously reported amounts:

         ($ in thousands, except per share data)
                                                                            As of December 31, 1997
                                                                            -----------------------
                                                                   Previously
                                                                     Reported               Restated
                                                                     --------               --------
             Balance Sheet:
             Deferred income tax asset, net                            $1,469                 $4,422
             Total assets                                             368,278                371,231
             Accrued expenses and other liabilities                    11,828                 21,474
             Total liabilities                                        238,351                247,997
             Stockholders' equity                                     129,927                123,234
             Total liabilities and stockholders' equity               368,278                371,231

                                                                 1997                         1996
                                                                 ----                         ----

                                                         Previously                   Previously
                                                          Reported      Restated       Reported       Restated
                                                          --------      --------       --------       --------
    Statements of Income:
        Underwriting expenses                              $41,787       $43,320        $38,160        $39,465
        Federal income tax expense                           9,747         9,218          3,676          3,281
        Income before extraordinary item                    18,504        17,500          8,467          7,557
        Net income                                          18,504        17,500          6,924          6,014
    Per share data:
        Income before extraordinary item-Basic               $3.52         $3.33          $2.13          $1.90
        Income before extraordinary item-Diluted             $3.51         $3.32          $2.13          $1.90
        Net income-Basic                                     $3.52         $3.33          $1.74          $1.51
        Net income-Diluted                                   $3.51         $3.32          $1.74          $1.51

          Additionally, the consolidated statement of stockholders' equity reflects a decrease in the Company's retained earnings of $4,779,000 as of January 1, 1996.

          During the third quarter of 1998, the Company modified the agreements with its agents to include revised eligibility conditions for its extended earnings program. As a result, a significant portion of the Statement 112 liability was reduced during the third quarter of 1998 (see Note 13).

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

4.          Investments

         The amortized cost, fair value and gross unrealized gains and losses of available for sale securities and held to maturity securities at December 31, 1998 and 1997 are as follows:

             ($ in thousands)
         1998                                                     Amortized        Gross Unrealized        Fair
         ----                                                      Cost             Gains     Losses     Value
                                                                   ----             -----     ------     -----
         Available for Sale
         Fixed maturities:
          U.S. Government & Agencies                                 $14,754         $887      $ ----      $15,641
          States, Municipalities & Political Subdivisions             98,354        4,856          21      103,189
          Corporate                                                  129,347        7,187         937      135,597
          Mortgage-backed Securities                                  31,367          678          13       32,032
          Redeemable Preferred Stock                                   6,302          362           3        6,661
                                                               ----------------------------------------------------
               Total fixed maturities                                280,124       13,970         974      293,120
         Equity securities                                             3,356        1,967        ----        5,323
                                                               ----------------------------------------------------
              Total Available for Sale                              $283,480      $15,937        $974     $298,443
                                                               ====================================================
         Held to Maturity
         Fixed maturities:
          States, Municipalities & Political Subdivisions             $4,278          $54         $75       $4,257
          Corporate                                                    4,112          283        ----        4,395
                                                               ----------------------------------------------------
              Total Held to Maturity                                  $8,390         $337         $75       $8,652
                                                               ====================================================

         1997                                                        Amortized         Gross Unrealized       Fair
         ----                                                         Cost             Gains     Losses     Value
                                                                      ----             -----     ------     -----
         Available for Sale
         Fixed maturities:
          U.S. Government & Agencies                                 $18,905         $635      $ ----      $19,540
          States, Municipalities & Political Subdivisions             51,166        2,846           5       54,007
          Corporate                                                  153,236        6,364         700      158,900
          Mortgage-backed Securities                                  18,516          679        ----       19,195
          Redeemable Preferred Stock                                   7,161          404           8        7,557
                                                               ----------------------------------------------------
               Total fixed maturities                                248,984       10,928         713      259,199
         Equity securities                                             3,363        1,212          54        4,521
                                                               ----------------------------------------------------
              Total Available for Sale                              $252,347      $12,140        $767     $263,720
                                                               ====================================================
         Held to Maturity
         Fixed maturities:
          States, Municipalities & Political Subdivisions             $4,603          $80     $  ----       $4,683
          Corporate                                                    4,252          259        ----        4,511
                                                               ----------------------------------------------------
              Total Held to Maturity                                  $8,855         $339     $  ----       $9,194
                                                               ====================================================

The table below presents the amortized cost and fair value of fixed maturities at December 31, 1998, by contractual maturity. Actual maturities may differ from contractual maturities as a result of prepayments.

            ($ in thousands)                              Available for Sale              Held to Maturity
                                                      ----------------------------   ---------------------------
                                                          Amortized          Fair       Amortized          Fair
                                                               Cost         Value            Cost         Value
         Due in one year or less                             $7,511        $7,566            $140          $137
         Due after one year through five years               54,772        57,064             458           437
         Due after five years through ten years             140,863       146,792           6,322         6,494
         Due after ten years                                 45,611        49,666           1,470         1,584
                                                      ----------------------------   ---------------------------
            Total                                           248,757       261,088           8,390         8,652
         Mortgage-backed securities                          31,367        32,032            ----          ----
                                                      ----------------------------   ---------------------------
            Total                                          $280,124      $293,120          $8,390        $8,652
                                                      ============================   ===========================

          Unrealized investment gains and losses on fixed maturities classified as available for sale and equity securities included in stockholders' equity as accumulated other comprehensive income at December 31, 1998 are as follows:

             ($ in thousands)                        Cost/                                                Net
                                                   Amortized      Fair            Gross Unrealized    Unrealized
                                                     Cost         Value           Gains   Losses         Gains
                                                     ----         -----           -----   ------          -----
         Fixed maturities available for sale          $280,124    $293,120      $13,970         $974       $12,996
         Equity securities                               3,356       5,323        1,967        -----         1,967
                                                 ------------------------------------------------------------------
         Total                                        $283,480    $298,443      $15,937         $974        14,963
                                                 ====================================================
         Deferred income taxes                                                                               5,238
                                                                                                     --------------
             Total                                                                                          $9,725
                                                                                                     ==============

          The change in unrealized appreciation (depreciation) of investments included in stockholders' equity as accumulated other comprehensive income for the years ended December 31, 1998, 1997 and 1996 were as follows:

               ($ in thousands)                                                   1998          1997          1996
               ----------------                                                   ----          ----          ----

         Fixed maturities available for sale                                    $2,781        $5,253      $(4,532)
         Equity securities                                                         809        (4,204)         950
         Other invested assets                                                    ----          ----           63
                                                                        -------------------------------------------
                                                                                 3,590         1,049       (3,519)
         Deferred income taxes                                                  (1,257)         (367)       1,231
                                                                        -------------------------------------------
              Total                                                             $2,333      $    682      $(2,288)
                                                                        ===========================================

         The components of net investment income for the years ended December 31, 1998, 1997 and 1996 are as follows:


              ($ in thousands)                                                       1998        1997         1996
              ----------------                                                       ----        ----         ----
         Interest on fixed maturities                                             $19,031     $17,968      $15,612
         Dividends from equity securities                                             179         152           53
         Interest on mortgage loans                                                    90         154          169
         Interest on short-term investments                                           458         416          585
         Other, net                                                                    43          25         ----
                                                                             --------------------------------------
            Gross investment income                                                19,801      18,715       16,419
         Investment expense                                                          (682)       (638)        (467)
                                                                             --------------------------------------
            Net investment income                                                 $19,119     $18,077      $15,952
                                                                             ======================================


     A summary of realized investment gains (losses), net, for the years ended December 31, 1998, 1997 and 1996 is as follows:


              ($ in thousands)                                                       1998        1997         1996
              ----------------                                                       ----        ----         ----
         Fixed maturities                                                            $598      $ (149)       $(567)
         Equity securities                                                              1       5,780         ----
         Other invested assets                                                       (148)       (225)         (73)
                                                                             --------------------------------------
              Total                                                                  $451      $5,406       $(640)
                                                                             ======================================


5.        Fair Value of Financial Instruments

          The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 1998 and 1997. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, premiums receivable, receivables from affiliates, accrued investment income and other assets, and accrued expenses and other liabilities, all of which had fair values approximating carrying values. As a number of the Company's significant assets (including deferred acquisition costs, and deferred income taxes) and liabilities (including reserves for losses and loss adjustment expenses) are not considered financial instruments, the disclosures that follow do not reflect the fair value of the Company as a whole.

                                                                      1998                         1997
                                                           ---------------------------  ---------------------------
                                                                Carrying         Fair        Carrying         Fair
               ($ in thousands)                                    Value        Value           Value        Value
                                                                   -----        -----           -----        -----
         Assets
         ------
         Fixed maturities                                       $301,510     $301,772        $268,054     $268,393
         Equity securities                                         5,323        5,323           4,521        4,521
         Mortgage loans                                              691          691           1,660        1,660
         Liabilities
         -----------
         Debt                                                      -----        -----           1,268        1,268

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

          Fair values for the Company's off-balance-sheet instruments (letters of credit and guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The fair value of the Company's off-balance-sheet instruments at December 31, 1998 is not considered to be material.

   6.     Reinsurance

          The Company assumes and cedes insurance to participate in the reinsurance market, geographically diversify its exposure to catastrophic losses, limit maximum losses and minimize exposure on large risks (see Note 13). Reinsurance contracts do not relieve the Company from its obligations to policyholders as the primary insurer. The Company evaluates the financial condition of its reinsurers and monitors concentrations of risk arising from similar geographic regions, activities and economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Amounts recoverable are regularly evaluated by the Company and an allowance for uncollectible reinsurance is provided when collection is in doubt. At December 31, 1998 and 1997, the Company determined it was not necessary to provide an allowance for uncollectible reinsurance.

          Prior to 1998, the Company's reinsurance program included reinsurance agreements with its affiliate, United Farm Family (see Note 11). The Company terminated its reinsurance agreements with United Farm Family, effective December 31, 1997. As a result, the Company's retention per claim increased from $100,000 to $300,000 in 1998.

               The effects of reinsurance on premiums written and earned, and losses and loss adjustment expenses incurred, for the years ended December 31, 1998, 1997 and 1996 were as follows:

              ($ in thousands)                                                    1998           1997         1996
              ----------------                                                    ----           ----         ----
         Premiums Written
         Direct                                                               $185,139       $168,707     $146,408
         Assumed                                                                15,034         13,091        6,462
         Ceded to United Farm Family                                               ---        (8,959)      (9,336)
         Ceded to non-affiliates                                              (11,349)       (13,594)      (9,690)
                                                                         ------------------------------------------
             Premiums written, net of reinsurance                             $188,824       $159,245     $133,844
                                                                         ==========================================
         Premiums Earned
         Direct                                                               $180,996       $160,988     $142,794
         Assumed                                                                14,037         10,686        6,931
         Ceded to United Farm Family                                               ---         (8,960)      (9,334)
         Ceded to non-affiliates                                               (13,277)       (13,494)      (9,611)
                                                                         ------------------------------------------
             Premiums earned, net of reinsurance                              $181,756       $149,220     $130,780
                                                                         ==========================================
         Losses and Loss Adjustment Expenses Incurred
         Direct                                                               $137,003       $113,569      $99,954
         Assumed                                                                 8,835          6,970        4,630
         Ceded to United Farm Family                                            (1,050)        (9,705)      (7,277)
         Ceded to non-affiliates                                               (10,486)        (7,533)      (2,330)
                                                                         ------------------------------------------
             Losses and loss adjustment expenses incurred,
                 net of reinsurance                                           $134,302       $103,301      $94,977
                                                                         ==========================================

7. Income Taxes

               The components of the deferred income tax assets and liabilities at December 31, 1998 and 1997 are as follows:


               ($ in thousands)                                                          1998          1997
               ----------------                                                          ----          ----
         Deferred Income Tax Assets
         Reserves for losses and loss adjustment expenses                              $5,863         $5,124
         Unearned premium reserve                                                       4,971          4,476
         Accrued expenses and other liabilities                                         1,120          3,940
         Investments                                                                       59            133
                                                                                -----------------------------
                 Total deferred income tax assets                                      12,013         13,673
                                                                                -----------------------------

         Deferred Income Tax Liabilities
         Deferred acquisition costs                                                     4,784          4,414
         Unrealized investment gains, net                                               5,238          3,981
         Other assets                                                                     297            856
                                                                                -----------------------------
                 Total deferred income tax liabilities                                 10,319          9,251
                                                                                -----------------------------
                      Net deferred income tax asset                                    $1,694         $4,422
                                                                                =============================

          There was no valuation allowance for deferred income tax assets as of December 31, 1998 or 1997. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Management primarily considered the existence of taxable income in the carry back period in making this assessment and believes the benefits of the deductible differences recognized as of December 31, 1998 and 1997 will ultimately be realized.

          The components of income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 are as follows:

          ($ in thousands)                                           1998          1997          1996
          ----------------                                           ----          ----          ----
         Current                                                   $6,782       $10,063        $4,181
         Deferred                                                   1,472         (845)         (900)
                                                           -------------------------------------------
              Total income tax expense                             $8,254        $9,218        $3,281
                                                           ===========================================

               The Company paid income taxes of $6,732,000, $9,962,000, and $4,592,000 in 1998, 1997 and 1996 respectively.

          A reconciliation of the differences between the Company's effective tax rates and the United States federal income tax rates for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                     % of              % of                 % of
                                                                   Pretax              Pretax               Pretax
           ($ in thousands)                              1998      Income      1997    Income      1996     Income
                                                         ----      ------      ----    ------ -    ----     ------
         Income tax provision at prevailing rates      $9,423      35.00%    $9,351    35.00%    $3,704     34.18%
         Tax effect of:
           Tax exempt interest income                   (932)      (3.45)     (380)    (1.42)     (107)     (0.98)
           Dividends received deduction                 (171)      (0.63)     (157)    (0.59)     (156)     (1.43)
           Other, net                                    (66)      (0.26)       404      1.51     (160)     (1.47)
                                                  -----------------------------------------------------------------
              Federal income tax expense               $8,254      30.66%    $9,218    34.50%    $3,281     30.30%
                                                  =================================================================

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

          The following table provides a reconciliation of beginning and ending liability balances for reserves for losses and loss adjustment expenses for the years ended December 31, 1998, 1997 and 1996.


         ($ in thousands)                                                           1998         1997         1996
         ----------------                                                           ----         ----         ----
         Reserves for losses and loss adjustment
               expenses at beginning of year                                    $156,622     $141,220     $137,978
         Less reinsurance recoverables and receivables                            29,054       26,837       28,655
                                                                           ----------------------------------------
         Net reserves for losses and loss adjustment
               expenses at beginning of year                                     127,568      114,383      109,323
                                                                           ----------------------------------------
         Incurred losses and loss adjustment expenses:
                Provision for insured events of current year                     138,201      107,273      100,418
                Decrease in provision for
                         insured events of prior years                            (3,899)      (3,972)      (5,441)
                                                                           ----------------------------------------
                  Total incurred losses and loss adjustment expenses             134,302      103,301       94,977
                                                                           ----------------------------------------
         Payments:
              Losses and loss adjustment expenses
                        attributable to insured events of current year            70,098       49,858       50,122
              Losses and loss adjustment expenses
                        attributable to insured events of prior years             48,245       40,258       39,795
                                                                           ----------------------------------------
                  Total payments                                                 118,343       90,116       89,917
                                                                           ----------------------------------------
         Net reserves for losses and loss
              adjustment expenses at end of year                                 143,527      127,568      114,383
         Plus reinsurance recoverables and receivables                            30,908       29,054       26,837
                                                                           ----------------------------------------
              Reserves for losses and loss adjustment
                      expenses at end of year                                   $174,435     $156,622     $141,220
                                                                           ========================================

          The Company does not discount reserves for losses and loss adjustment expenses except for certain lifetime workers' compensation indemnity reserves it assumes from mandatory pools. The amount of such discounted reserves was $3,337,000 (net of a discount of $1,243,000), $3,986,000 (net of a discount of $1,229,000), and $4,184,000 (net of a discount of $1,185,000) for December 31, 1998, 1997 and 1996,
          respectively.

    9.    Debt

          At December 31, 1998, the Company had no outstanding debt. On April 1, 1998 the Company redeemed all of its outstanding debt, consisting of $293,000 of debentures and $975,000 of subordinated surplus certificates, plus accrued interest of $127,000. The debentures and subordinated surplus certificates paid interest at the rate of 8% per annum, had no maturity date, and principal and interest were repayable only with the approval of the Insurance Department of the State of New York. No single holder held more than 5% of the outstanding debentures or subordinated surplus certificates at the time of redemption. The Company paid interest of $127,000 $104,000 and $279,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

          At December 31, 1998, the Company had available lines of credit with two banks for $12,000,000 at an annual interest rate equal to the lending bank's prime rate. There were no amounts outstanding on these lines of credit at December 31, 1998.

10.        Benefits Plans

          Pension and Other Postretirement Benefit Plans:

          The Company and Farm Family Life sponsor a qualified noncontributory defined benefit pension plan covering substantially all of the Company's and Farm Family Life's full time employees hired prior to January 1, 1997. Effective January 1, 1997, the Company and Farm Family Life froze benefits available through the defined benefit plan. In addition, the Company implemented a voluntary early retirement program in the fourth quarter of 1996 (see Note 15). The Company and Farm Family Life also provide life insurance benefits through a postretirement benefit plan for retired employees meeting certain age and length of service requirements. These benefits are shown as "Other Benefits" in the tables below. Benefits under the postretirement benefit plan are provided by a group term life insurance policy issued by Farm Family Life.

               The change in benefit obligation for the plans for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                              Pension Benefits               Other Benefits
                                                              ----------------               --------------
         ($ in thousands)                                   1998       1997       1996     1998     1997      1996
                                                            ----       ----       ----     ----     ----      ----
         Benefit obligation at beginning of year        $20,785    $21,075    $21,443     $989     $962    $1,246
         Service cost                                       ---        ---        869       26       26        27
         Interest cost                                    1,416      1,429      1,411       62       65        63
         Actuarial (gain) / loss                             50        (62)       571      (88)     (10)     (333)
         Benefits paid                                   (1,328)    (1,657)      (834)     (28)     (54)      (41)
         Changes in assumptions                           1,401       ---      (1,455)     170      ---       ---
         Curtailment                                       ---        ---      (2,999)     ---      ---       ---
         Voluntary early retirement program                ---        ---       2,069      ---      ---       ---
                                                      -------------------------------------------------------------
              Benefit obligation at end of year         $22,324   $20,785    $21,075    $1,131     $989     $962
                                                      =============================================================

         The change in plan assets for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                        Pension Benefits                  Other Benefits
                                                        ----------------                  --------------
           ($ in thousands)                           1998      1997       1996        1998       1997       1996
                                                      ----      -----      -----       -----      -----      ----
         Fair value of plan assets at
         beginning of year                          $19,026    $18,881    $17,111      $---       $---       $---
         Actual return on plan assets                 2,944      1,502        854       ---        ---        ---
         Service cost                                   (72)       ---        ---       ---        ---        ---
         Employer contribution                          200        300       1,750       28        54         41
         Benefits paid                               (1,328)    (1,657)       (834)     (28)      (54)       (41)
                                                -------------------------------------------------------------------
            Fair value of  plan assets at
              end of year                         $20,770       $19,026    $18,881      $---     $---        $---
                                                ===================================================================

          Pension plan assets include an unallocated group annuity contract issued by Farm Family Life. The fair value of the contract was $870,000, $1,486,000 and $4,032,000 at December 31, 1998, 1997, and
          1996, respectively.

         The components of the plans' accrued benefit cost as of December 31, 1998, 1997 and 1996 are as follows:

                                                         Pension Benefits                  Other Benefits
                                                         ----------------                  --------------
         ($ in thousands)                              1998       1997       1996       1998       1997       1996
                                                       ----       ----       ----       ----       ----       ----
         Funded  status                            $(1,554)   $(1,759)   $(2,194)   $(1,131)     $(989)     ($962)
         Unrecognized net actuarial gain              (121)      (135)                   ---        ---        ---
                                                                              ---
         Unrecognized net gain                          ---        ---        ---       (15)        ---        ---
         Unrecognized transition obligation             ---        ---        ---       712        759        805
         Unrecognized prior service cost                ---        ---        ---        ---      (105)       (95)
                                                 ------------------------------------------------------------------
             Accrued benefit cost                  $(1,675)   $(1,894)   $(2,194)     $(434)     $(335)     ($252)
                                                 ==================================================================

         Weighted-average assumptions as of December 31, 1998, 1997 and 1996 are as follows:

                                                        Pension Benefits                  Other Benefits
                                                        ----------------                  --------------
                                                      1998       1997       1996       1998       1997       1996
         Discount rate                                6.5%       7.0%       7.0%       6.0%       7.0%       7.0%
         Expected  return on plan assets              8.0%       8.0%       8.0%       0.0%       0.0%       0.0%
         Rate of  compensation increase               0.0%       0.0%       4.0%       4.0%       4.0%       4.0%

          The rate of compensation increase assumptions are zero for 1998 and 1997, because benefits under the pension plan were frozen as of January 1, 1997.

          The components of net periodic pension expense (benefit) and the net periodic other benefit expense for the plans for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                        Pension Benefits               Other Benefits
                                                         ----------------               --------------
          ($ in thousands)                             1998       1997       1996      1998        1997       1996
                                                       ----       ----       ----      ----        ----       ----
         Service cost                                   $72        ---       $869        26          26         27
         Interest cost                                1,416      1,429      1,411        62          65         63
         Expected return on plan assets              (1,473)    (1,463)    (1,368)      ---         ---        ---
         Amortization of prior service  cost            ---        ---         29       ---         ---        ---
         Amortization of unrecognized
          net (gain) loss                               (34)        34         94        (7)        ---        ---
         Amortization of unrecognized
         transition (asset) obligation                  ---        ---        (56)       47          47         47
         Voluntary early retirement program
                                                        ---        ---      2,069       ---         ---         41
                                                 ------------------------------------------------------------------
            Net periodic expense (benefit)            ($19)      $---      $3,048      $128        $138       $178
                                                 ==================================================================

          The Company's portion of net periodic pension expense (benefit), excluding the expense of the voluntary early retirement program, for the years ended December 31, 1998, 1997 and 1996 was $(12,000), $0, and $617,000, respectively. In addition, in 1996 the Company incurred expenses of $1,155,000 related to its voluntary early retirement program.

          The Company's portion of net periodic other benefits expense excluding the expense of the voluntary early retirement program, for the years ended December 31, 1998, 1997 and 1996 was $85,000, $79,000 and
          $88,000. The Company's portion of the voluntary early retirement program expense in 1996 was $22,000.

          Incentive Savings Plans:
          The Company sponsors incentive savings plans for the benefit of its employees. For the years ended December 31, 1998 and 1997, a portion of the contributions made by the Company were discretionary, based on the profits earned by the Company. The Company's expense associated with the plans was $875,000 $1,082,000 and $182,000 in 1998, 1997 and
          1996, respectively.

          Stock Compensation Plan:
          In 1997, the Company adopted the Omnibus Securities Plan (the "Securities Plan"), under which up to 500,000 shares of common stock are available for award. Stock options granted under the Securities Plan may be either incentive stock options ("ISO's") or non-qualified stock options ("NQSO's"). For ISO's the option price may be no less than the fair market value on the date of the grant. For NQSO's, the option price may be no less than 85% of the fair market value on the date of grant. On April 22, 1997, 215,000 NQSO's were granted. These NQSO's may be exercised no earlier than July 26, 1999 and no later than April 22, 2007. These NQSO's vest annually in equal amounts over a three year period commencing December 13, 1996 and have an exercise price of $22.56 per share, the fair market value of the stock on the date of grant. The following table summarizes the status of the Securities Plan for the years ended December 31, 1998 and 1997 and changes during the years of 1998 and 1997:

                                                                                              1998          1997
                                                                                              ----          ----
         Number of shares
         Outstanding at beginning of year                                                  210,000          ----
         Granted                                                                              ----       215,000
         Exercised                                                                            ----          ----
         Forfeited                                                                            ----       (5,000)
                                                                                   ------------------------------
         Outstanding at end of year                                                        210,000       210,000
                                                                                   ==============================
         Exercisable at end of year                                                           ----          ----
                                                                                   ==============================

          The Company has elected to follow APB 25 and related interpretations in accounting for the Securities Plan. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company had determined the compensation expense of the Securities Plan as prescribed by Statement 123, the Company's net income and earnings per share for the years ended December 31, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

         ($ in thousands, except per share amounts)                 1998                         1997
                                                                    ----                         -----
                                                          As reported     Pro forma     As reported      Pro forma
                                                          -----------     ---------     -----------      ---------
              Net income                                       $18,671      $18,271          $17,500       $17,112
              Basic earnings per share                           $3.55        $3.48            $3.33         $3.26
              Diluted earnings per share                         $3.52        $3.44            $3.32         $3.25

          The fair value of the options granted in 1997 is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 22.79%, risk-free interest rate of 6.78%, and an expected life of six years. At December 31, 1998, the exercise price for options outstanding is $22.56, and the weighted-average contractual life of the outstanding options is 8.3 years.

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

          The gross shared expenses and the Company's share of such expenses for the years ended December 31, 1998, 1997 and 1996 is summarized below:

         ($ in thousands)                                                   1998          1997           1996
         ----------------                                                   ----          ----           ----
         Gross Shared Expenses                                           $29,252       $29,364        $30,689
         Company's Share:
             Amount                                                      $19,842       $19,679        $19,912
             Percentage                                                      68%           67%            65%

          Farm Family Life held $813,000 of the Company's debentures in 1995. In July 1996, the Company repurchased the debentures owned by Farm Family Life for the principal amount of $813,000 plus accrued interest of $37,000. The Company incurred interest expense of $37,000 in 1996 on the debentures held by Farm Family Life.

          Prior to January 1, 1998, the Company's reinsurance program included reinsurance agreements with United Farm Family. In accordance with the provisions of these reinsurance agreements, the Company recognized commission income of $63,000, and $191,000 during the years ended December 31, 1997 and 1996, respectively. Effective December 31, 1997, the Company terminated the reinsurance agreements with United Farm Family. A summary of the effect of the reinsurance agreements with United Farm Family on premiums written and earned is described in Note 6.

          Receivable from affiliates represents amounts due from United Farm Family pursuant to a reinsurance agreement and amounts due from Farm Family Life and United Farm Family for shared expenses.

   12.  Dividends From Subsidiaries and Statutory Financial Information

          Farm Family Casualty is restricted by law as to the amount of dividends it can pay without the approval of regulatory authorities. As of December 31, 1998, the maximum amount of dividends that can be paid by Farm Family Casualty without the prior approval of the New York State Insurance Department is $2,978,000.

          Net income and surplus of Farm Family Casualty, as determined in accordance with statutory accounting practices are as follows:*

         ($ in thousands)                                                   1998              1997            1996
                                                                            ----              ----            ----
         Net income                                                      $13,346           $17,081          $7,221
         Surplus                                                         105,165            94,592          83,194

          The National Association of Insurance Commissioners ("NAIC") requires insurance companies to calculate and report risk based capital information under a set of formulas which measure statutory capital and surplus needs based on a regulatory definition of the risks in a company's mix of products and its balance sheet. As of December 31, 1998, Farm Family Casualty's total capital exceeds the threshold level of regulatory action, as defined by the NAIC.

   13.     Commitments, Contingencies and Uncertainties

          The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on its consolidated financial condition.

          Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For the years ended December 31, 1998, 1997 and 1996, approximately 63%, 63% and 61%, respectively, of the Company's direct premiums were written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, despite the Company's reinsurance program designed to mitigate the impact of these factors.

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

          During the third quarter of 1998, the Company modified the agreements with its agents to include revised conditions under which eligible agents may receive extended earnings payments. In addition to the conditions described previously, extended earnings will be paid only if a successor agent(s) assumes the right to service the book of business of the eligible former agent and agrees to become primarily responsible for making the extended earnings payments. In the event that no successor agent(s) assumes the right to service the book of business of an eligible former agent, the Company has no obligation to make the extended earnings payments. The Company has no intention to waive this provision of its agreements with its agents. As a result, the successor agent(s), not the Company, will be the primary obligor responsible for extended earnings payments. Since the inception of the Program in 1986, the Company has always been able to identify successor agents willing to assume the rights to service such books of business. The Company will act as guarantor of the amounts payable to eligible former agents who have terminated their association with the Company by successor agents who agree to make the extended earnings payments. At December 31, 1998, the Company was guarantor of $678,000 for such payments. The Company expects to enforce the terms of the guarantee in the event of default by a successor agent. During the third quarter of 1998, when the Company's modified agreements with its agents became effective, $6,318,000 of the Company's Statement 112 liability was reduced and the Company recorded a net gain on this reduction of $4,107,000 ($6,318,000 less taxes of $2,211,000). The
          Company is primary liable for its remaining Statement 112 liability of $3,555,000, which is included in accrued expenses and other liabilities on the accompanying balance sheets at December 31, 1998 and represents the aggregate amount owed by the Company to eligible former agents who have terminated their association with the Company and are currently receiving extended earnings payments. The Company's remaining Statement 112 liability is being funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by eligible former agents who have terminated their association with the Company pursuant to agreements with such agents. Funding from successor agents is subject to the ability of the successor agents to generate sufficient commissions to satisfy the liability.

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

          The Company is a party to Membership List Purchase Agreements with each of the state Farm Bureaus in the ten states in which it conducts business. The Membership List Purchase Agreements are for six years commencing on January 1, 1996. For the years ended December 31, 1998, 1997, and 1996, the Company paid a total of $660,000, $600,000 and $571,000, respectively, to the Farm Bureaus pursuant to the Membership List Purchase Agreements.

          At December 31, 1998, the Company had $5.7 million of outstanding letters of credit. These letters of credit are issued to insurance companies that Farm Family Casualty has assumed reinsurance from and are domiciled in states where Farm Family Casualty is not licensed or authorized as a reinsurer.

    14.  Unaudited Interim Financial Information

                                                                           Quarter Ended
         ($ in thousands except per share data)      March 31        June 30       September 30     December 31
                                                     --------        -------       ------------     ------------
         1998
        Revenues                                          $47,927        $50,160          $50,936          $53,336
        Net income                                         $3,022         $2,711           $8,458           $4,480
        Per share:
          Net income - Basic                                $0.58          $0.52            $1.61            $0.85
          Net income - Diluted                              $0.57          $0.51            $1.59            $0.85

          1997
        Revenues                                          $39,519        $46,087          $43,482          $44,635
        Net income                                         $2,794         $6,972           $3,829           $3,905
        Per share:
          Net income - Basic                                $0.53          $1.33            $0.73            $0.74
          Net income - Diluted                              $0.53          $1.33            $0.72            $0.74

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

  16.    Acquisition of Farm Family Life

          Farm Family Holdings entered into an Option Purchase Agreement with the shareholders of Farm Family Life pursuant to which Farm Family Holdings was granted an option to acquire all of the outstanding capital stock of Farm Family Life, exercisable for a two year period which commenced on July 26, 1996. On February 26, 1998, the Board of Directors of Farm Family Holdings approved the exercise of the option to acquire Farm Family Life and it's wholly owned subsidiary United Farm Family. Under the Option Purchase Agreement, Farm Family Holdings will pay an exercise price of $37.5 million to acquire Farm Family Life, consisting of $31.5 million of common stock of Farm Family Holdings, and $6 million stated value of 6-1/8% voting preferred stock of Farm Family Holdings, less certain expenses to be paid by Farm Family Life in the acquisition on behalf of the shareholders of Farm Family Life.

          The Option Purchase Agreement was approved by the Company's shareholders on December 2, 1998. The closing of the acquisition was scheduled to occur on December 7, 1998, but was delayed when it was determined that in order for certain shareholders of Farm Family Life to provide unqualified opinions of counsel required by the Option Purchase Agreement as a condition to closing, such shareholders of Farm Family Life or their respective parent entities would need to obtain approval of the acquisition from their members.

          As a result of this delay, the Option Purchase Agreement was amended to, among other things, fix the price used to determine the number of shares of common and preferred stock to be issued, subject to a collar mechanism, at $35.72, which was the average closing price that would have been used if the closing had occurred on December 7, 1998. Under the collar mechanism, if the price per share of the Company's common stock on the last trading day prior to the closing (the "Closing Price") is greater than $42.86 or equal to or less than $25.00, the price used to determine the number of shares of the Company's common stock to be issued in the acquisition will equal $35.72 divided by a factor. The factor will be equal to 1.2 (if the Closing Price is greater than $42.86) or 0.7 (if the Closing Price is equal to or less than $25.00) multiplied by $35.72 divided by the Closing Price. If the Closing Price is $25.00 or less, the Company will have the option to terminate the Option Purchase Agreement. In addition, the termination date for the Option Purchase Agreement has been extended to April 30, 1999.

          The amendment to the Option Purchase Agreement is subject to the approval of the members of certain shareholders of Farm Family Life or their respective parent entities, and the shareholders of the Company. The Company expects to resolicit the approval of its shareholders for the revised terms of the acquisition. Under the terms of the amendment, the shareholders of Farm Family Life have agreed to reimburse the Company for half of the expenses of resolicitation, up to $200,000. The acquisition of Farm Family Life is also subject to the receipt of all required government approvals. Management expects to close the acquisition of Farm Family Life in the second quarter of 1999.

17.       Future Application of Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This statement, which is effective for the Company for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Management does not believe that Statement 133 will have a material impact on the Company's financial statements.

         Report of Independent Accountants


To the Shareholders and Board of Directors of Farm Family Holdings, Inc.


In our opinion, the accompanying consoldited balance sheets and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Farm Family Holdins, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These finacial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers, LLP
Albany, New York
February 10, 1999

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