Form 10-Q
period 1999-03-31
FARM FAMILY HOLDINGS INC
filed 1999-05-14
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999
                           Commission File No. 1-11941


                           FARM FAMILY HOLDINGS, INC.
                    A Delaware Corporation IRS No. 14-1789227

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of May 13, 1999 is 6,110,684.

                                      INDEX



   Part I.   Financial Information
             ---------------------

             Item 1. Financial Statements

                     Consolidated Balance Sheets -
                     March 31, 1999 (unaudited) and December 31, 1998

                     Consolidated Statements of Income and Comprehensive Income-Three months ended March 31, 1999 and 1998 (unaudited)

                     Consolidated  Statements of Cash Flows -
                     Three  months ended March 31, 1999 and 1998 (unaudited)

                     Notes to Consolidated Financial Statements (unaudited)

                     Review Report of Independent Accountants

             Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

             Item 3. Quantitative and Qualitative Disclosures of Market Risk

  Part II.   Other Information
             -----------------

             Item 4.  Submission of Matters to a Vote of Security Holders

             Item 6.  Exhibits and Reports on Form 8-K





FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
($ in thousands)

                                                                                    (Unaudited)
                                                                                   March 31, 1999     December 31, 1998
                                                                                   --------------     -----------------

ASSETS
Investments:
   Fixed maturities
     Available for sale, at fair value
        (Amortized cost: $285,040 in 1999 and $280,124 in 1998 )                       $293,955            $293,120
     Held to maturity, at amortized cost
        (Fair value: $8,232 in 1999 and $8,652 in 1998)                                   8,110               8,390
   Equity securities
     Available for sale, at fair value
            (Cost: $3,690 in 1999 and $3,356 in 1998)                                     5,073               5,323
   Mortgage loans                                                                           673                 691
--------------------------------------------------------------------------------------------------------------------
             Total investments                                                          307,811             307,524
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                 9,928              10,677

Insurance receivables:
   Reinsurance receivables                                                               19,392              17,800
   Premiums receivable, net                                                              29,269              29,666
Deferred acquisition costs                                                               13,633              13,668
Accrued investment income                                                                 5,291               5,527
Deferred income tax asset, net                                                            3,623               1,694
Prepaid reinsurance premiums                                                                220                 205
Receivable from affiliates, net                                                          15,394              16,660
Other assets                                                                              4,046               3,082
--------------------------------------------------------------------------------------------------------------------
             Total Assets                                                              $408,607            $406,503
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Reserves for losses and loss adjustment expenses                                    $175,651            $174,435
   Unearned premium reserve                                                              71,632              71,209
   Reinsurance premiums payable                                                               -               1,055
   Accrued expenses and other liabilities                                                16,375              15,566
--------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                          263,658             262,265
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par  value, 1,000,000 shares authorized
         and no shares issued and outstanding                                                 -                   -
    Common stock, $.01 par value, 10,000,000 shares authorized
         and 5,253,813 shares issued and outstanding                                         53                  53
    Additional paid-in capital                                                           92,906              92,906
    Retained earnings                                                                    45,297              41,554
    Accumulated other comprehensive income                                                6,693               9,725
--------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                 144,949             144,238
--------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                                $408,607            $406,503
====================================================================================================================
 See accompanying notes to Consolidated Financial Statements.



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
($ in thousands, except per share data)
                                                                                                 (Unaudited)
                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                                    ---------

                                                                                               1999               1998
------------------------------------------------------------------------------------------------------------------------
Revenues:
     Premiums                                                                                $48,334            $42,815
     Net investment income                                                                     4,834              4,767
     Realized investment gains, net                                                              279                126
     Other income                                                                                277                219
------------------------------------------------------------------------------------------------------------------------
                   Total Revenues                                                             53,724             47,927
------------------------------------------------------------------------------------------------------------------------
Losses and expenses:
     Losses and loss adjustment expenses                                                      36,486             32,139
     Underwriting expenses                                                                    11,762             11,474
     Interest expense                                                                              -                 25
     Dividends to policyholders                                                                   70                 50
------------------------------------------------------------------------------------------------------------------------
             Total Losses and Expenses                                                        48,318             43,688
------------------------------------------------------------------------------------------------------------------------
Income before federal income tax expense                                                       5,406              4,239

Federal income tax expense                                                                     1,663              1,217
------------------------------------------------------------------------------------------------------------------------
             Net income                                                                        3,743              3,022
------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during the period
 (net of deferred tax expense (benefit) of ($1,730) and $53, respectively)                   (3,213)               100
Reclassification adjustment for gains (losses) included in net income
 (net of tax expense (benefit) of $98 and ($72), respectively)                                  181               (133)
------------------------------------------------------------------------------------------------------------------------
             Other comprehensive loss                                                        (3,032)               (33)
------------------------------------------------------------------------------------------------------------------------
             Comprehensive income                                                              $711             $2,989
========================================================================================================================

Per Share Data:
       Net income - basic                                                                      $0.71              $0.58
========================================================================================================================

       Net income - diluted                                                                    $0.71              $0.57
========================================================================================================================

       Basic weighted average shares outstanding                                           5,253,813          5,253,813
========================================================================================================================

       Diluted weighted average shares outstanding                                         5,296,143          5,301,498
========================================================================================================================

See accompanying notes to Consolidated Financial Statements.

                                       4


FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
                                                                                                        (Unaudited)
                                                                                                    For the Three Months
                                                                                                       Ended March 31,
                                                                                                       ---------------
                                                                                                    1999           1998
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                        $3,743          $3,022
-------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income
              to net cash provided by operating activities:
    Realized investment gains, net                                                                  (279)          (126)
    Amortization of bond discount                                                                     87             76
    Deferred income taxes                                                                           (295)           (24)
    Changes in:
         Reinsurance receivables                                                                  (1,592)        (3,287)
         Premiums receivable, net                                                                    397         (3,771)
         Deferred acquisition costs                                                                   35           (788)
         Accrued investment income                                                                   236            588
         Prepaid reinsurance premiums                                                                (15)         1,401
         Receivable from affiliates, net                                                           1,266           (405)
         Other assets                                                                               (964)          (991)
         Reserves for losses and loss adjustment expenses                                          1,216          6,876
         Unearned premium reserve                                                                    423          3,050
         Reinsurance premiums payable                                                             (1,055)          (924)
         Accrued expenses and other liabilities                                                      809            550
-------------------------------------------------------------------------------------------------------------------------
            Total adjustments                                                                        269          2,225
-------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                              4,012          5,247
-------------------------------------------------------------------------------------------------------------------------

Investing Activities
Proceeds from sales:
    Fixed maturities - available for sale                                                            705              -
    Equity securities                                                                                366              -
Investment collections:
    Fixed maturities - available for sale                                                          5,609         14,553
    Fixed maturities - held to maturity                                                              267            239
    Equity securities                                                                                  -            915
    Mortgage loans                                                                                    18              -
Investment purchases:
    Fixed maturities - available for sale                                                        (11,250)       (15,507)
    Equity securities                                                                               (476)             -
Change in other invested assets                                                                        -              9
-------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities                                   (4,761)           209
-------------------------------------------------------------------------------------------------------------------------

Financing Activities
Principal payments on debt                                                                             -             (4)
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                                      -             (4)
-------------------------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and cash equivalents                                    (749)         5,452
Cash and cash equivalents, beginning of period                                                    10,677         11,484
=========================================================================================================================
Cash and cash equivalents, end of period                                                          $9,928        $16,936
=========================================================================================================================

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiaries (collectively referred to as the "Company"). The primary subsidiary of Farm Family Holdings is Farm Family Casualty Insurance Company ("Farm Family Casualty"). The operations of the Company are closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life"), and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family"). On April 6, 1999, the Company acquired all of the outstanding capital stock of Farm Family Life (see Note 5).

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 1999, and the consolidated results of operations for the three months ended March 31, 1999 and 1998. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This statement provides guidance on accounting for insurance-related assessments and required disclosure information. The effect of adopting this SOP was not material to the Company's consolidated financial statements.

Effective January 1, 1999, the Company adopted SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No. 98-1 requires the Company to capitalize qualifying computer software costs incurred during the application development stage. The effect of adopting this SOP was not material to the Company's consolidated financial statements.

Certain reclassifications have been made to prior period's financial statements to conform to the current period's presentation.


2. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                                 Three months ended
                                                                                                       March 31,
                                                                                                       ---------
                                                                                                  1999           1998
                                                                                                  ----           ----
         Net income available to common stockholders                                            $3,743,000     $3,022,000
                                                                                          ================================
         Weighted-average number of  shares in basic earnings per share                          5,253,813      5,253,813

         Effect of stock options                                                                    42,330         47,685
                                                                                          --------------------------------
         Weighted-average number of shares in diluted earnings per share                         5,296,143      5,301,498
                                                                                          ================================
         Basic net income per share                                                                  $0.71          $0.58
                                                                                          ================================
         Diluted net income per share                                                                $0.71          $0.57
                                                                                          ================================


3. Future Application of Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This statement, which is effective for the Company for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Management believes that Statement 133 will not have a material impact on the Company's consolidated financial statements.


4. Contingencies

The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on its consolidated financial condition.

Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For each of the three month periods ended March 31, 1999 and 1998, approximately 62% of the Company's direct premiums were written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, despite the Company's reinsurance program designed to mitigate the impact of these factors.

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

During the third quarter of 1998, the Company modified the agreements with its agents to include revised conditions under which eligible agents may receive extended earnings payments. In addition to length of service, confidentiality, and non-competition conditions, extended earnings will be paid only if a successor agent(s) assumes the right to service the book of business of the eligible former agent and agrees to become primarily responsible for making the extended earnings payments. In the event that no successor agent(s) assumes the right to service the book of business of an eligible former agent, the Company has no obligation to make the extended earnings payments. The Company has no intention to waive this provision of its agreements with its agents. As a result, the successor agent(s), not the Company, is the primary obligor responsible for extended earnings payments. Since the inception of the Program in 1986, the Company has always been able to identify successor agents willing to assume the rights to service such books of business. The Company acts as guarantor of the amounts payable to eligible former agents who have terminated their association with the Company by successor agents who agree to make the extended earnings payments. At March 31, 1999, the Company was guarantor of $664,000 for such payments. The Company expects to enforce the terms of the guarantee in the event of default by a successor agent. During the third quarter of 1998, when the Company's modified agreements with its agents became effective, $6,318,000 of the Company's liability in accordance with the FASB Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement 112") was reduced and the Company recorded a net gain on this reduction of $4,107,000 ($6,318,000 less taxes of $2,211,000). The Company is primarily liable for its remaining Statement 112 liability of $3,293,000, which is included in accrued expenses and other liabilities on the accompanying balance sheets at March 31, 1999 and represents the aggregate amount owed by the Company to eligible former agents who have terminated their association with the Company and are currently receiving extended earnings payments. The Company's remaining Statement 112 liability is being funded by deductions from the commissions earned by successor agents who have assumed the right to service the books of business previously serviced by eligible former agents who have terminated their association with the Company pursuant to agreements with such agents. Funding from successor agents is subject to the ability of the successor agents to generate sufficient commissions to satisfy the liability.

Many computer programs and other computer systems upon which the Company relies were created using only two digits to identify a year in the date field. If not corrected, many of these computer applications could fail or produce erroneous results. In 1996, management began considering Year 2000 issues as they affect the Company and began to develop a Year 2000 plan. The Company's overall plan for dealing with the Year 2000 problem covers information technology ("IT") systems, non-IT systems, and third-party providers. The Company has established a Year 2000 team to lead the Company's activities relating to its Year 2000 issues. The Company's Year 2000 team works with the Company's senior management, legal and business units on Year 2000 issues. Despite the Company's efforts to address its Year 2000 issues, there can be no assurances that Year 2000 related failures of the Company's IT systems, or that Year 2000 related failures by third parties with which the Company interacts, will not have a material adverse effect on the Company's results of operations, liquidity and financial condition.

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

5. Acquisition of Farm Family Life

On April 6, 1999, the Company acquired all of the outstanding capital stock of Farm Family Life pursuant to the terms of an Amended and Restated Option Purchase Agreement, as amended (the "Option Purchase Agreement") among the Company and the shareholders of Farm Family Life (the "Selling Stockholders").

The Company paid an exercise price of $37.5 million to acquire Farm Family Life and Farm Family Life's wholly owned subsidiary, United Farm Family, consisting of $31.5 million of the Company's common stock and $6 million stated value of the Company's 6-1/8% voting preferred stock, less certain expenses paid by Farm Family Life. Under the terms of the Option Purchase Agreement, the price used to determine the number of shares of common and voting preferred stock issued in the acquisition was fixed at $35.72 per share. The Company issued 856,871 shares of common stock and 163,214 shares of voting preferred stock to the Selling Stockholders in payment of the exercise price.

After the acquisition, the Company's total number of common shares outstanding increased to 6,110,684. As a result of the acquisition, Farm Family Life became a wholly owned subsidiary of the Company. The acquisition will be accounted for as a purchase.

Farm Family Life was established in 1953 to provide life insurance products for Farm Bureau(R) members principally in the Northeastern United States. Farm Family Life principally sells individual whole life, term and universal life products, in addition to single and flexible premium deferred annuities, single premium immediate annuities and disability income insurance products. United Farm Family is a stock property and casualty insurance company formed in 1988. United Farm Family writes direct property and casualty business in Pennsylvania and Maryland.

The following unaudited pro forma consolidated financial information reflects the acquisition by the Company of Farm Family Life using the purchase method of accounting. The pro forma consolidated balance sheet combines balance sheets of the Company and Farm Family Life as of March 31, 1999, as if the acquisition had occurred at March 31, 1999. The pro forma consolidated statements of income combines the operations of the Company and Farm Family Life for the three months ended March 31, 1999 and March 31, 1998 as if the acquisition had occurred at the beginning of each period.

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


                           Farm Family Holdings, Inc.
                 Unaudited Pro Forma Consolidated Balance Sheet
                                 March 31, 1999
                                ($ in thousands)
                                                                                                     Pro Forma
                                                                                                    Adjustments
                                                        Farm Family     Farm Family
                                                          Holdings          Life              Dr.                 Cr.      Pro Forma
                                                          --------          ----              ---                 ---      ---------
ASSETS
Investments
   Fixed maturities:
     Available for sale                                       $293,955       $698,353      $                   $            $992,308
     Held to maturity, at amortized cost                         8,110                                                         8,110
   Equity securities                                             5,073         40,982                                         46,055
   Mortgage loans                                                  673         19,425                                         20,098
   Policy loans                                                                30,443                                         30,443
   Other invested assets                                                          278                                            278
                                                      ------------------------------------------------------------------------------
        Total investments                                      307,811        789,481                                      1,097,292

Cash and cash equivalents                                        9,928          3,295                                         13,223
Insurance receivables:
   Reinsurance receivables                                      19,392          2,877                                         22,269
   Premiums receivable, net                                     29,269                 (D)         11                         29,280
Deferred acquisition costs                                      13,633         37,200                      (B)    37,200      13,633
Present value of future profits                                                        (B)     27,183                         27,183
Accrued investment income                                        5,291         12,568                                         17,859
Property and equipment, net                                                    11,869  (B)      4,180                         16,049
Deferred income tax asset, net                                   3,623                                                         3,623
Prepaid reinsurance premiums                                       220                                                           220
Receivable from affiliates, net                                 15,394                                     (D)    15,394           0
Other assets                                                     4,046          2,072                      (A)     1,750       4,368
                                                      ------------------------------------------------------------------------------
        Total Assets                                          $408,607       $859,362         $31,374            $54,344  $1,244,999
                                                      ==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses           $175,651       $             $                   $            $175,651
   Future policy and contract benefits                                        229,474                                        229,474
   Funds on deposit from policyholders                                        419,354  (B)        118                        419,236
   Unearned premium reserve                                     71,632                                                        71,632
   Accrued dividends to policyholders                                           5,316                                          5,316
   Deferred income tax liability                                               34,745  (B)      1,978                         32,767
   Payable to affiliate                                                        15,383  (D)     15,383                              0
   Accrued expenses and other liabilities                       16,375          3,733                      (B)       100      20,208
   Participating policyholders' interest                                      109,330                                        109,330
                                                      ------------------------------------------------------------------------------
        Total liabilities                                      263,658        817,335          17,479                100  $1,063,614
                                                      ------------------------------------------------------------------------------
Commitments and contingencies
Mandatory redeemable preferred stock                                                                       (A)     5,830       5,830
Stockholders' equity:
   Common stock                                                     53          3,001  (C)      3,001      (A)         9          62
   Additional Paid in Capital                                   92,906                                     (A)    30,597     123,503
   Retained earnings                                            45,297         37,458  (C)     37,458                         45,297
   Accumulated other comprehensive income                        6,693          1,568  (C)      1,568                          6,693
                                                      ------------------------------------------------------------------------------
        Total stockholders' equity                             144,949         42,027          42,027             30,606     175,555
                                                      ------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                    $408,607       $859,362         $59,506            $36,536  $1,244,999
                                                      ==============================================================================

See accompanying notes to unaudited pro forma consolidated balance sheet.

                           Farm Family Holdings, Inc.
             Notes to Unaudited Pro Forma Consolidated Balance Sheet
                                 March 31, 1999
                                ($ in thousands)

          (A) The following pro forma adjustments reflect the funding of the acquisition and consideration given ($37,500,000 less $1,063,837 paid by Farm Family Life Insurance Company in connection with the acquisition on behalf of the selling stockholders).

               Series A Preferred stock                                 $(5,830)

               Unregistered common stock issued (856,871 shares issued, $.01 par
               value) in the acquisition using a fixed price of $35.72.      (9)

               Additional paid-in capital                               (30,597)

               Expenses relating to acquisition                          (1,750)

          (B) The following pro forma adjustments result from the allocation of the purchase price for the acquisition based on the fair value of the underlying net assets acquired.

               Assets
               Adjustment of carrying amount of properties occupied by Farm
                    Family Life based on a current appraisal of the estimated fair market value of the building. In addition, based on information contained in the current appraisal and an evaluation of the current condition of the building, the estimated useful life has been changed to 20 years. $4,180

               Elimination of historical deferred acquisition costs     (37,200)

               Adjustment to record present value of future profits calculated based on a discount rate equal to each year's earned rate for traditional insurance products, which range from 8% to 9%, and each year's credited rate for annuities and universal life products, which range from 6% to 7%, less the excess of net assets acquired over the purchase price. The earned rate for traditional life insurance products and the credited rate for annuities and universal life products is the rate used by Farm Family Life to credit interest to policyholders' funds held by these products. The amount of interest accrued on the unamortized present value of future profits balance during the year was $0.7 million. The interest accrual rate was 6.1% for universal life products, 4.9% for annuities, and 7.8% for traditional life products.

               For traditional insurance products, the present value of future profits is amortized, with interest in proportion to the ratio of estimated annual revenues over the contract period. For universal life contracts and annuity contracts, the present value of future profits is amortized at a constant rate based upon the amount expected to be realized over the life of the contracts, which is reevaluated annually.
                    For most life insurance, a 15-year to 40-year amortization period is used, and a 20-year period is used for annuities. Approximately $2.7 million is expected to be amortized during each of the years ended December 31, 1999, 2000, 2001
                    and 2002.                                           $27,183

                           Farm Family Holdings, Inc.
             Notes to Unaudited Pro Forma Consolidated Balance Sheet
                                 March 31, 1999
                                ($ in thousands)

               Liabilities
               Adjustment to reflect the net deferred tax benefit of purchase accounting adjustments using a statutory rate of 34% $1,978

               Adjustment to record liability for Guaranty Funds           (100)

               Adjustment of carrying amount of funds on deposit from
                    policyholders based on fair market value. Policyholder funds held at variable rates are carried at their account value which approximates fair value. The fair value of policyholder funds held at fixed rates is the present value
                    of the funds calculated using current market rates.     118

          (C)  Adjustment to eliminate Farm Family Life's stockholders' equity

          (D)  Adjustment to eliminate intercompany balances


                           Farm Family Holdings, Inc.
              Unaudited Pro Forma Consolidated Statement of Income
                    For the three months ended March 31, 1999
                     ($ in thousands, except per share data)


                                                                                                  Pro Forma
                                                          Farm Family           Farm Family      Adjustments
                                                           Holdings                 Life      Dr.           Cr.          Pro Forma
                                                           --------                 ----      ---           ---          ---------

Revenues:
    Premiums from property/casualty operations                 $48,334              $192      $            $              $48,526
    Premiums from life and health operations                                       8,009                                    8,009
    Net investment income                                        4,834            13,857                                   18,691
    Realized investment gains, net                                 279               547                                      826
    Policy and contract charges                                                    1,166                                    1,166
    Other income                                                   277               256  (c)     225                         308
                                                         --------------------------------------------------------------------------
        Total revenues                                          53,724            24,027          225               0      77,526
                                                         --------------------------------------------------------------------------

Losses, Benefits and Expenses:
    Losses and loss adjustment expenses                         36,486                86                                   36,572
    Benefits to policyholders                                                      7,602                                    7,602
    Underwriting & operating expenses                           11,762             2,338  (a)      26  (c)        225      13,901
    Non-recurring charges                                                             88                                       88
    Interest credited to policyholders                                             5,244                                    5,244
    Amortization of policy acquisition costs                                       1,707               (a)      1,707          (0)
    Amortization of present value of future profits                                       (a)     680                         680
    Dividends to policyholders                                      70                                                         70
    Participating policyholders' interest                                          5,701  (a)   1,465  (a)        582       6,584
                                                         --------------------------------------------------------------------------
        Total losses, benefits and expenses                     48,318            22,766        2,171           2,514      70,741
                                                         --------------------------------------------------------------------------
        Net Income before federal income tax expense             5,406             1,261        2,396           2,514       6,785

        Federal income tax expense                               1,663               426  (b)      40                       2,129
                                                         --------------------------------------------------------------------------
        Net Income before preferred stock dividends              3,743               835        2,436           2,514       4,656

        Preferred stock dividends                                                         (a)      89                          89
                                                         --------------------------------------------------------------------------
        Net Income applicable to common shareholders            $3,743              $835       $2,525          $2,514      $4,567
                                                         ==========================================================================
        Net Income per Common Share - Basic                      $0.71                                                      $0.75
                                                         ==============                                               =============

        Net Income per Common Share - Diluted                    $0.71                                                      $0.74
                                                         ==============                                               =============

        Weighted average shares - Basic                      5,253,813                                 (d)    856,871   6,110,684
                                                         ==============                                      ======== =============

        Weighted average shares - Diluted                    5,296,143                                 (d)    856,871   6,153,014
                                                         ==============                                      ======== =============


See accompanying notes to unaudited pro forma consolidated statements of income.

                           Farm Family Holdings, Inc.
         Notes to Unaudited Pro Forma Consolidated Statements of Income
                    For the three months ended March 31, 1999
                     ($ in thousands, except per share data)

          (a) Adjustment resulting from the allocation of the purchase price for the acquisition based on the estimated fair value of the underlying net assets are as follows:

               Additional depreciation expense incurred due an adjustment of the fair market value of the building based on a current appraisal and a change in the estimated useful life of the building to 20 years based on information contained in the current appraisal and
               an evaluation of the current condition of the building       $26

               Adjustment to reverse amortization of deferred acquisition
               costs                                                     (1,707)

               Participating policyholders' share of amortization of deferred
               acquisition costs                                          1,465

               Adjustment to record amortization of present value of future
               profits                                                      680

               Participating policyholders' share of amortization of present
               value of future profits                                     (582)

               Series A Preferred stock dividends on estimated fair value of
                    $5,830 of preferred stock at a rate of 6 1/8% per annum  89


          (b)  Adjustment to reflect the federal income tax effect of item (a)
               above using statutory rate of 34%                             40

          (c)  Adjustment to eliminate intercompany balances                225

          (d)  Adjustment to reflect additional common shares issued using a
               fixed price of $35.72                                    856,871


                           Farm Family Holdings, Inc.
              Unaudited Pro Forma Consolidated Statement of Income
                    For the three months ended March 31, 1998
                     ($ in thousands, except per share data)


                                                                                                 Pro Forma
                                                          Farm Family           Farm Family     Adjustments
                                                           Holdings                Life      Dr.            Cr.          Pro Forma
                                                           --------                ----      ---            ---          ---------

Revenues:
    Premiums from property/casualty operations                $42,815                 $0      $             $              $42,815
    Premiums from life and health operations                                       7,827                                     7,827
    Net investment income                                       4,767             13,889                                    18,656
    Realized investment gains (losses), net                       126                663                                       789
    Policy and contract charges                                                    1,167                                     1,167
    Other income                                                  219                264  (c)     217                          266
                                                         --------------------------------------------------------------------------
        Total revenues                                         47,927             23,810          217                       71,520
                                                         --------------------------------------------------------------------------

Losses, Benefits and Expenses:
    Losses and loss adjustment expenses                        32,139                469                                    32,608
    Benefits to policyholders                                                      6,052                                     6,052
    Underwriting & operating expenses                          11,474              1,994  (a)      37   (c)       217       13,288
    Non-recurring charges                                                             92                                        92
    Interest credited to policyholders                                             6,309                                     6,309
    Amortization of policy acquisition costs                                       1,782                (a)     1,782            0
    Amortization of present value of future profits                                       (a)     516                          516
    Interest expense                                               25                                                           25
    Dividends to policyholders                                     50                                                           50
    Participating policyholders' interest                                          5,753  (a)   1,579   (a)       444        6,888
                                                         --------------------------------------------------------------------------
        Total losses, benefits and expenses                    43,688             22,451        2,132           2,443       65,828
                                                         --------------------------------------------------------------------------

        Net Income before federal income tax expense            4,239              1,359        2,349           2,443        5,692

        Federal income tax expense                              1,217                455  (b)      32                        1,704
                                                         --------------------------------------------------------------------------

        Net Income before preferred stock dividends             3,022                904        2,381           2,443        3,988

        Preferred stock dividends                                                         (a)      89                           89
                                                         --------------------------------------------------------------------------

        Net Income applicable to common shareholders           $3,022               $904       $2,470          $2,443       $3,899
                                                         ==========================================================================

        Net Income per Common Share - Basic                     $0.58                                                        $0.64
                                                         =============                                                =============
        Net Income per Common Share - Diluted                   $0.57                                                        $0.63
                                                         =============                                                =============

        Weighted average shares - Basic                     5,253,813                                   (d)   856,871    6,110,684
                                                         =============                                      ========= =============

        Weighted average shares - Diluted                   5,301,498                                   (d)   856,871    6,158,369
                                                         =============                                      ========= =============

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

          (a) Adjustment resulting from the allocation of the purchase price for the acquisition based on the estimated fair value of the underlying net assets are as follows:

               Additional depreciation expense incurred due an adjustment of the fair market value of the building based on a current appraisal and a change in the estimated useful life of the building to 20 years based on information contained in the current appraisal and
               an evaluation of the current condition of the building       $37

               Adjustment to reverse amortization of deferred acquisition
               costs                                                     (1,782)

               Participating policyholders' share of amortization of deferred
               acquisition costs                                          1,579

               Adjustment to record amortization of present value of future
               profits                                                      516

               Participating policyholders' share of amortization of present
               value of future profits                                     (444)

               Series A Preferred stock dividends on estimated fair value of
               $5,830 of preferred stock at a rate of 6 1/8% per annum       89


          (b)  Adjustment to reflect the federal income tax effect of item (a)
               above using statutory rate of 34%                             32

          (c)  Adjustment to eliminate intercompany balances                217

          (d)  Adjustment to reflect additional common shares issued using a
               fixed price of $35.72                                    856,871

                    Review Report of Independent Accountants



To the Shareholders and Board of Directors
Farm Family Holdings, Inc.


We have reviewed the consolidated balance sheet of Farm Family Holdings, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of income and comprehensive income and cash flows for the three-month period ended March 31, 1999. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP

Albany, New York
April 23, 1999

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

For the three month periods ended March 31, 1999 and 1998, 33.3% and 33.2%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 28.6% and 28.4%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

Effective March 22, 1999, all insurers in New Jersey were required to reduce personal automobile rates by approximately 15% pursuant to the Automobile Insurance Cost Reduction Act of 1998 ("The Act"). The Company's direct written premium for New Jersey personal automobile business for the three months ended March 31, 1999 was $6,452,000 which was approximately 13.6% of its total direct written premium for the first quarter of 1999. The Act also made coverage and other changes to the statutory requirements governing personal automobile insurance in New Jersey which are intended to reduce losses and loss adjustment expenses. The impact on the Company's losses and loss adjustment expenses, if any, cannot be determined at this time.

Many computer programs and other computer systems upon which the Company relies were created using only two digits to identify a year in the date field. If not corrected, many of these computer applications could fail or produce erroneous results. In 1996, management began considering Year 2000 issues as they affect the Company and began to develop a Year 2000 plan. The Company's overall plan for dealing with the Year 2000 problem covers information technology ("IT") systems, non-IT systems, and third-party providers. The Company has established a Year 2000 team to lead the Company's activities relating to its Year 2000 issues. The Company's Year 2000 team works with the Company's senior management, legal and business units on Year 2000 issues. The Company's current state of readiness with respect to each of its IT systems, non-IT systems and third-party providers is discussed below.

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

The Company's Year 2000 effort also includes a systematic assessment of the Year 2000 compliance status of third-party providers. The Company believes loss of public utilities, phone, banking, mail or certain outsourced processing services could have an immediate adverse impact on the Company's operations, which under certain circumstances could be material. The Company is contacting each of its third-party providers, through letters, questionnaires and/or interviews depending upon the nature of the product or service supplied, to determine if the provider is Year 2000 compliant. As of March 31, 1999, the Company had received responses from approximately 90% of such third-parties. Many of the responses indicate that the products or services provided are expected to be Year 2000 compliant. However, few providers have provided written assurances that they are currently Year 2000 compliant. The Company continues to track the status of third-party providers' Year 2000 compliance progress and a follow-up program is under way with providers that have not responded. Management believes that the process of evaluating the Year 2000 compliance status of the Company's third-party providers who provide critical services and products will be completed by June 30, 1999.

The Company does not separately track the internal costs incurred for the Year 2000 project which are principally the related payroll costs for its IT staff. However, the Company has identified certain costs related to the Year 2000 project including costs related to outside consultants and software and hardware applications. The identified costs incurred for the three months ended March 31, 1999 were approximately $25,000. The total identified costs related to the Year 2000 project to date are approximately $359,000, which were expensed as incurred. Based on information currently available, the total identified remaining costs expected to be incurred for the Year 2000 projects are estimated to be $70,000. These costs are being funded through operating cash flows. These estimated costs are the costs allocated to the Company and do not include the costs allocated to Farm Family Life and United Farm Family in accordance with expense sharing arrangements among the companies. The Company's estimated costs of the Year 2000 project are based on management's best estimates, which were derived from numerous assumptions, including the extent of remaining remediation and testing activities, availability of certain resources and other factors.

The phases of inventory, assessment, remediation, testing and implementation of the Company's software for Year 2000 issues have been done primarily by the Company's existing IT staff. Correction of Year 2000 issues is a high priority project and certain other less critical IT projects have been deferred due to Year 2000 efforts; however, the Company does not believe the deferral of other IT projects has had a material effect on the Company's financial condition or results of operations in 1997, 1998 or during the three months ended March 31, 1999. The Company's IT staff has continued to work on other high priority projects concurrent with the Year 2000 project.

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

Safe Harbor Statement under The Private Securities Litigation Reform Act of
1995:
With exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-Q include, but are not limited to, statements with respect to the Company's acquisition of Farm Family Life, the impact of the acquisition of Farm Family Life on the earnings and shareholder value of the Company, projections of revenue, earnings, capital structure and other financial items, statements of the plans and objectives of the Company or its management, and statements of future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. The forward-looking statements in this Form 10-Q are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the results of operations of the Company and Farm Family Life, fluctuations in the market value of shares of the Company's common stock, exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, factors relating to the Company's ability to successfully address its Year 2000 issues and other risks listed from time to time in the Company's Securities and Exchange Commission filings, including the Form 10-K filed for the fiscal year ended December 31, 1998. Additional risks and uncertainties that may cause actual results of operations and business of Farm Family Life Insurance Company ("the Life Company") to differ materially from those contemplated or projected, forecasted, estimated or budgeted in such forward looking statements, include, among others: (i) assumptions regarding future morbidity, persistency, lapse rates, expenses, mortality and interest rates used in calculating reserve and liability amounts; (ii) significant variations of actual experience from that assumed by the Life Company as to the expected morbidity, lapse rates and other factors in developing pricing and other terms of its life insurance products;
(iii) the ability of the Life Company to maintain its current rating from A.M. Best Company, Inc. (iv) changes in interest rates causing a reduction of investment income, operating cash flow and other sources which affect the Life Company's ability to pay policyholder benefits; (v) policyholder lapses resulting from interest rate fluctuations; (vi) inability of the Life Company to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength and claim-paying ratings; (vii) a significant change in or termination of the Life Company's relationship with the Farm Bureaus(R) in the states where the Life Company's business is concentrated (viii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves and other financial viability requirements; (ix) heightened competition, including, specifically the intensification of price competition, the entry of new or existing competitors and the formation of new products by new and existing competitors which may have substantially greater technical, financial and operating resources; (x) inability to carry out marketing and sales plans; (xi) loss of key executives; (xii) general economic and business conditions which are less favorable than expected; (xiii) unanticipated changes in industry trends; and (xiv) the reserving policies and the adequacy of the reinsurance and retrocession programs of the Life Company. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-Q.

Results of Operations

The Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Premiums
Premium revenue increased $5.5 million or 12.9%, during the three months ended March 31, 1999 to $48.3 million from $42.8 million for the same period in 1998. The increase in premium revenue in 1999 resulted from an increase of $2.6 million in earned premiums on additional business directly written by the Company, and an increase of $0.9 million in earned premiums from assumed reinsurance business and a decrease of $2.0 million in earned premiums ceded to reinsurers and not retained by the Company. The $2.6 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $2.7 million, or 7.4%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package), which was offset by a net decrease of $0.1 million in earned premiums from the Company's other products. The Company had approximately 167,600 total policies in force at March 31, 1999. The number of policies in force related to the Company's primary products increased by 6.1% to approximately 138,600 as of March 31, 1999 from approximately 130,600 as of March 31, 1998 and the average premium earned for each such policy increased by 1.2% during the three months ended March 31, 1999 compared to the same period in 1998.

Net written premiums increased 2.9% to $48.7 million for the three months ended March 31, 1999 compared to $47.4 million for the same period in 1998. The increase in net written premiums was primarily attributable to an increase in direct writings to the customers the Company serves (excluding assigned risk automobile business premiums received by the Company) which was partially offset by a reduction in the Company's written voluntary assumed reinsurance business. Net written premiums for the three months ended March 31, 1999 were also reduced as a result of a decrease in premiums written for personal automobile business in the state of New Jersey. For the three months ended March 31, 1999, written premiums for personal automobile business in the state of New Jersey were $6.5 million compared to $6.6 million for the same period in 1998. Geographically, the increase in the Company's direct writings came from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, New Hampshire and Rhode Island. In addition, direct writings of all the Company's primary products, particularly homeowners, increased during the first quarter of 1999.

Net Investment Income
Net investment income increased $0.1 million, or 1.4%, to $4.8 million for the three months ended March 31, 1999 from $4.7 million for the same period in 1998. The taxable equivalent yield on the Company's investment portfolio was 6.94% and 7.19% for the three months ended March 31, 1999 and 1998, respectively. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately $27.2 million, or 9.7%. The increase in cash and invested assets was greater than the increase in net investment income for the three months ended March 31, 1999 primarily as a result of a decline in prevailing interest rates as well as an increase in the Company's investment in tax exempt fixed maturity securities. The Company's investment income from tax exempt securities increased to $1.1 million in 1999 from $0.5 million in 1998. The Company's after-tax income has been increased by investing in tax exempt securities which generally produce more after-tax investment income than taxable investment grade fixed maturity securities.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses increased $4.4 million, or 13.5%, to $36.5 million for the three months ended March 31, 1999 from $32.1 million for the same period in 1998. Loss and loss adjustment expenses were 75.5% of premium revenue for the three months ended March 31, 1999 compared to 75.1% of premium revenue for the same period in 1998. The increase in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the increase in weather related losses during the first three months of 1999. Losses believed to be weather related aggregated $5.3 million in the three months ended March 31, 1999 compared to $4.1 million for the same period in 1998. The increase in weather related losses was primarily attributable to lake effect storms which impacted seven New York counties in which the Company writes direct business along Lake Erie and Lake Ontario.

Underwriting Expenses
Underwriting expenses increased $0.3 million, or 2.5%, to $11.8 million for the three months ended March 31, 1999 from $11.5 million for the same period in 1998. For the three months ended March 31, 1999, underwriting expenses were 24.3% of premium revenue compared to 26.8% for the same period in 1998. The decrease in underwriting expenses as a percent of premium revenue was primarily attributable to a greater relative increase in the Company's premium revenue than in the level of overhead expenses, as well as the continuation of a company-wide expense management program.

Federal Income Tax Expense
Federal income tax expense increased $0.5 million to $1.7 million in 1999 from $1.2 million in 1998. Federal income tax expense was 30.8% of income before federal income tax expense for the three months ended March 31, 1999 compared to 28.7% for the same period in 1998.

Net Income
Net income increased $0.7 million to $3.7 million for the three months ended March 31, 1999 from $3.0 million for the same period in 1998 primarily as a result of the foregoing factors.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.0 million and $5.2 million during the three month periods ended March 31, 1999 and 1998, respectively. The decrease in net cash provided by operating activities during the three months ended March 31, 1999 was primarily attributable to an increase of $10.0 million of loss and loss adjustment expenses paid to $35.3 million from $25.3 million for the three months ended March 31, 1999 and 1998, respectively, offset by an increase in net premium written of $8.1 million to $47.9 million from $39.8 million for the three months ended March 31, 1999 and 1998, respectively.

Net cash used in investing activities was $4.8 million during the three months ending March 31, 1999 compared to net cash provided by investing activities of $0.2 million for the same period in 1998. The increase in net cash used in investing activities resulted primarily from a decrease in investment collections from fixed maturities available for sale due to a decrease in the redemption of fixed maturities. During the three months ended March 31, 1999, issuers paid $3.0 million to redeem fixed maturities prior to their stated maturity, compared to $12.1 million for the same period in 1998.

The Company has in place unsecured lines of credit with two banks under which it may borrow up to $12.0 million. At March 31, 1999, no amounts were outstanding on either of the lines of credit.

Future Application of Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This statement, which is effective for the Company for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Management believes that the adoption of Statement 133 will not have a material impact on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the Company's market risks of financial instruments since December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Farm Family Holdings held a special meeting of Stockholders on March 25, 1999. At the meeting, (i) the Option Purchase Agreement, as amended, among Farm Family Holdings, Inc. and Farm Family Life was approved and adopted, and (ii) the consummation of the transactions contemplated in the Option Purchase Agreement, as amended, including the Company's acquisition of all the outstanding capital stock of Farm Family Life was approved. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below:

                                                                    For           Against/Withheld            Abstained
                                                                    ---           ----------------            ---------

      Adoption of Option Purchase Agreement:                     3,081,357              18,087                  39,595

      Approval of the consummation of the transactions
         contemplated in the Option Purchase Agreement           3,081,619              17,708                  39,712

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


Exhibit Number      Document Description
--------------      --------------------

*2.1 Plan of Reorganization and Conversion dated February 14, 1996 as amended by Amendment No. 1, dated April 23, 1996

*3.1                Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2                Bylaws of Farm Family Holdings, Inc.

10.3 Indenture of Lease, made the 1st day of January 1999, between Farm Family Life Insurance Company and Farm Family Casualty Insurance Company

27                  Financial Data Schedule


*Incorporated by reference to Registration Statement No. 333-4446

Reports on Form 8-K
-------------------

     A report on Form 8-K was filed on March 1, 1999 reporting a press release issued announcing operating results for the fourth quarter and the year ended December 31, 1998.

     A report on Form 8-K was filed on March 26, 1999 reporting a press release issued announcing that at a Special Meeting of Stockholders, the Company's stockholders voted to approve and adopt an Amended and Restated Option Purchase Agreement.

No financial statements were filed with either Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FARM FAMILY HOLDINGS, INC.
                                  (Registrant)




May 13, 1999     By: /s/ Philip P. Weber
-------------    ----------------------------------------------------
(Date)           Philip P. Weber, President & Chief Executive Officer
                          (Principal Executive Officer)




May 13, 1999    By: /s/ Timothy A. Walsh
-------------   ----------------------------------------------------------------
(Date)          Timothy A. Walsh, Executive Vice President - Finance & Treasurer
                      (Principal Financial & Accounting Officer)

                                                                    Exhibit 10.3
                                     LEASE

     This Indenture of Lease, made this 1st day of January, 1999, between Farm Family Life Insurance Company, a corporation organized and existing pursuant to the laws of the State of New York, having its principal office and place of business at Route 9W, Glenmont, New York 12077, hereinafter called the "Landlord", and Farm Family Casualty Insurance Company, a corporation organized and existing pursuant to the laws of the State of New York, having its office and principal place of business at Route 9W, Glenmont, New York 12077, hereinafter called the "Tenant".

     A. TERM AND RENT
     The Landlord hereby leases to the Tenant the following premises: Fifty Eight Thousand Six Hundred Thirty Eight (58,638) square feet located in the Landlord's Home Office building at Route 9W, Glenmont, New York 12077, as and for office space and in addition thereto, Thirty Four Thousand Nine Hundred Fifty Eight (34,958) square feet of storage space located in the same building and/or in a nearby storage building also owned by Landlord, for a term to commence on the 1st day of January, 1999 and to end December 31, 2000. Landlord and Tenant hereby acknowledge that the square footage designated herein includes space for which Tenant is currently reimbursed through expense sharing arrangements with Farm Family Holdings, Inc., United Farm Family Insurance Company, and Farm Family Financial Services, Inc. The parties agree that the office and storage space leased to Tenant under this Lease shall be recalculated at least annually using a weighted time method - i.e., a method of allocation based on a series of ratios derived from weighted time studies conducted from time to time for the purpose of quantifying the efforts of directors, officers and employees as applied to a particular entity.

Provided that Tenant is not in default in the performance of this lease, Tenant shall have the option to renew the lease for an additional term of two
(2) years commencing at the expiration of the initial lease term. All of the terms and conditions of the lease shall apply. The option shall be exercised by written notice given to Landlord not less than 180 days prior to the expiration of the initial lease term. If notice is not given in the manner provided herein within the time specified, this option shall expire.

     The Tenant shall pay to the Landlord, without notice or demand and without abatement, deduction or set off, in lawful money of the United States, rental at the rate of $13.72 per square foot for office space and $2.74 per square foot for storage space for a total of $900,290.00 for the period January 1, 1999 through December 31, 1999. For the period January 1, 2000 through December 31, 2000 (and January 1, 2001 through December 31, 2002 if the option to renew is exercised by Tenant) the rent shall be based on the rent for the period January 1, 1999 through December 31, 1999 but it shall be adjusted annually by the adjustment in the Housing Component of the Department of Labor's Consumer Price Index. Said rent shall be paid in equal monthly installments in advance on the first day of each calendar month, commencing January 1, 1999, at the office of the Landlord or at such other place as the Landlord may designate. The Tenant shall also pay the Landlord "additional rents" as hereinafter provided.

     B. DEFINITIONS

     For purposes of this lease , the parties have agreed that:
     1. The term "Lease Year" shall mean every period of twelve (12) consecutive months commencing on the 1st day of January following the commencement of the term of this lease.

     2. The term "Real Property" shall mean collectively that land owned by the Landlord in Glenmont, New York and the buildings attached to said land.

     3. The term "Taxes" shall mean the total of the amount of real estate taxes now or hereafter levied or assessed or imposed against the Real Property.

     4. The term "Tax Base Year" shall mean: (i) the property tax assessments for the Real Property for calendar year 1998 and (ii) the school tax assessments for the Real Property for July 1997 through June 1998.

     5. The term "Expenses" shall mean the total expenses paid by or incurred by the Landlord in the operation of the Real Property for power, light and heat.

     6. The term "Expense Base Year" shall mean the average of the costs paid by or incurred by the Landlord for Expenses in calendar year 1997 and calendar year 1998.

     C. TAXES
     If the Taxes in any Lease Year shall be more than the Taxes in the Tax Base Year by ten or more percent, then the Tenant shall pay to the Landlord as additional rent, an amount equal to its proportionate share of any increase in Taxes as may exceed 10 percent of the Taxes in the Tax Base Year. If the Taxes in any Lease Year shall be less than the Taxes in the Tax Base Year by ten or more percent, then the Landlord shall pay to the Tenant an amount equal to its proportionate share of any reduction in Taxes as may exceed 10 percent of the Taxes in the Tax Base Year. Tenant's proportionate share shall be a fraction where the numerator is the total amount of square footage leased by Tenant and the denominator is the total amount of square footage in the buildings attached to the Real Property.

     D. EXPENSES
     If the Expenses in any Lease Year shall be more than the Expenses in the Expense Base Year by ten or more percent, then the Tenant shall pay to the Landlord as additional rent an amount equal to its proportionate share of any increase in Expenses as may exceed 10 percent or more of the Expenses in the Expense Base Year. If the Expenses in any Lease Year shall be less than the Expenses in the Expense Base Year by 10 or more percent, then the Landlord shall pay to the Tenant an amount equal to its proportionate share of any reduction in Expenses as may exceed 10 percent of the Expenses in the Expense Base Year. Tenant's proportionate share shall be a fraction where the numerator is the total amount of square footage leased by Tenant and the denominator is the total amount of square footage in the buildings attached to the Real Property.

     E. NEXT PAYMENT
     Any additional rent due to the Landlord for Taxes or Expenses shall be paid within thirty (30) days after the submission of a statement to the Tenant showing the computation of the amount due to the Landlord. Any amounts due to the Tenant for Taxes or Expenses shall be paid by the Landlord to the Tenant by crediting such amount toward the payment of the monthly installment of fixed rent becoming due on the first day of the month immediately following the submission of such statement, or, in the case of the last Lease Year of the term, shall be refunded to the Tenant within thirty (30) days after the end of such last Lease Year. The Landlord shall make available records in reasonable details supporting the items referred to in such statements for at least sixty
(60) days after the submission thereof, for examination at reasonable times by the Tenant and its representatives.

     F. ADDITIONAL RIGHTS AND OBLIGATIONS OF THE PARTIES:

     1. Landlord shall arrange and be responsible for all of the following matters concerning the maintenance and operation of the entire building, grounds and parking lots at Route 9W, Glenmont, New York 12077:

     a. Cost of power, light, heat, gas, rubbish removal, cleaning and maintenance supplies, cleaning services, grounds maintenance, landscape maintenance, snow removal, safety and police alarm service, maintenance repairs, painting, and miscellaneous expenses, only as they relate to operation and maintenance of all of the premises. If the Landlord fails to make appropriate maintenance and repairs, Tenant may, at its option, take such action as is necessary, after due notice is given to the Landlord.

     b. All Taxes, water rents, sewer rents, assessments, fire and liability insurance as relates to the total of the premises now owned by the Landlord on Route 9W, Glenmont, New York.

     c. All structural repairs or major repairs resulting from damage (except to the extent caused by the negligence or willful misconduct of Tenant, its employees, or agents) or obsolescence.

     2. Tenant shall take good care of the premises and shall at the Tenant's own cost and expense make all repairs, installations, and replacements necessary for the appropriate use of the facilities and space, to be used for its purposes, as well as those of its sub-tenants, and at the end or other expiration of the term shall deliver up the demised premises in good order and condition, damages by the elements and ordinary wear and tear excepted.

     3. Tenant shall promptly execute and comply with all statutes, ordinances, rules, regulations and requirements of the federal, state and local governments and of any and all of their departments and bureaus applicable to said premises, for the correction, prevention, and abatement of nuisances or other grievances, in, upon, or connected with said premises during said term; and shall also promptly comply with and execute all rules, orders and regulations of the New York Board of Fire Underwriters, or any other similar body, at the Tenant's own cost and expense.

     4. Tenant, or its successors, shall not assign this agreement or underlet or underlease the premises, or any part or portion thereof, or make any alterations on the premises without the Landlord's consent in writing; or occupy, or permit or suffer the same to be occupied for any business or purpose deemed disreputable or extra-hazardous on account of fire, under the penalty of damages and forfeiture, and in the event of a breach thereof, the term herein shall immediately cease at the option of the Landlord as if it were the expiration of the term. The consent of the Landlord shall not be unreasonably withheld.

     5. In the case of damage by fire, or other cause, to the building in which the leased premises are located, without the fault of the Tenant or of the Tenant's agents or employees, if the damage is so extensive as to amount practically to the total destruction of the leased premises or of the building, or if the Landlord shall within a reasonable time decide not to rebuild, this lease shall cease and come to an end and the rent shall be apportioned to the time of the damage. In all other cases where the leased premises are damaged by fire, or other cause, without the fault of the Tenant or of the Tenant's agents or employees, the Landlord shall repair the damage with reasonable dispatch after notice of the damage, and if the damage has rendered the premises untenantable, in whole or in part, there shall be an apportionment of the rent until the damage has been repaired. In determining what constitutes reasonable dispatch, consideration shall be given to delays caused by strikes, adjustment of insurance and other causes beyond the Landlord's reasonable control.

     6. Tenant agrees that the Landlord and the Landlord's agents and other representatives shall have the right to enter into and upon the premises, or any part thereof, at all reasonable hours for the purposes of examining the same, or making such repairs or alterations therein as may be necessary for the safety and preservation thereof.

     7. If the premises, or any part thereof, shall be deserted or become vacant during the term of this lease, or if any default be made in the payment of the rent or any part thereof, or if any default be made in the performance of any of the Tenant's covenants herein contained, the Landlord or its representatives may re-enter the premises by force, summary proceedings or otherwise, and remove all persons therefrom, without being liable for prosecution therefor, and the Tenant hereby expressly waives the service of any notice in writing of intention to re-enter, and the Tenant shall pay at the same time as the rent becomes payable under the terms hereof a sum equivalent to the rent reserved herein, and the Landlord may rent the premises on behalf of the Tenant, reserving the right to rent the premises for a longer period of time than fixed in the original lease without releasing the original Tenant from any liability, applying any monies collected, first to the expense of resuming or obtaining possession, second to restoring the premises to a rentable condition, and then to the payment of rent and all other charges due and to grow due to the Landlord, any surplus to be paid to the Tenant, who shall remain liable for the deficiency.

     8. The Tenant shall not encumber or obstruct the entrance to any building, driveway, or parking lot on the Real Property or to the halls and stairs of any building on the Real Property, nor allow the same to become obstructed or encumbered in any manner. The Landlord agrees to make a parking area available for Tenant in the immediate vicinity of the building in which the leased premises are located. Such parking area shall have a sufficient number of parking spaces to reasonably meet the Tenant's needs. In the event the existing parking area is insufficient, upon sixty (60) days notice in writing by the Tenant to the Landlord setting forth valid justification, the Landlord shall furnish additional parking spaces.

     9. Tenant shall not cause, place or allow to be placed, modify or remove any exterior signs except with the consent of the Landlord, such consent not to be unreasonably withheld.

     10. Landlord will not be liable to Tenant for any damage or injury to person or property caused by or resulting from steam, electricity, gas, water, rain, ice or snow, or any leak or flow from or into any part of any building or from any damage or injury resulting or arising from any other cause or happening whatsoever unless said damage or injury be caused by or be due to the negligence or willful misconduct of the Landlord.
     Landlord will indemnify, defend, and hold Tenant harmless from claims for personal injury, death, or property damage for incidents occurring on or about the Real Property which were caused by the negligence or willful misconduct of the Landlord. When the claim is caused by the joint negligence or willful misconduct of the Landlord and Tenant or the Landlord and a third party for whom Landlord is not legally responsible, then the Landlord's duty to defend, indemnify, and hold Tenant harmless shall be in proportion to Landlord's allocable share of the joint negligence or willful misconduct.
     Tenant will indemnify, defend, and hold Landlord harmless from claims for personal injury, death, or property damage for incidents occurring on or about the Real Property which were caused by the negligence or willful misconduct of Tenant. When the claim is caused by the joint negligence or willful misconduct of the Tenant and Landlord or the Tenant and a third party for whom Tenant is not legally responsible, then the Tenant's duty to defend, indemnify, and hold Landlord harmless shall be in proportion to Tenant's allocable share of the joint negligence or willful misconduct.
     If any proceeding shall be instituted involving a party in respect of whom indemnity may be sought under this lease, such party (the "Indemnified Party") must promptly provide written notification to the party from whom indemnity is sought (the "Indemnitor"). Upon request of the Indemnified Party, the Indemnitor shall retain counsel to represent the Indemnified Party and any others which the Indemnitor may designate in such proceeding and shall pay as incurred the reasonable fees and expenses of such counsel related to such proceeding. In such event, the Indemnitor shall not be liable for the fees and expenses of any other counsel retained by any Indemnified Party in connection with such proceeding.
     The Indemnitor will not be liable under this lease for any amount paid by an Indemnified Party to settle any claims or actions if the settlement is entered into without the Indemnitor's prior written consent. An Indemnified Party must cooperate with the Indemnitor in investigating, preparing or defending, or providing evidence in, any pending or threatened claim or proceeding in respect of which indemnification may be sought under this lease. The Indemnitor will reimburse an Indemnified Party for all reasonable expenses (but not including any reimbursement associated with the loss of an Indemnified Party's time) actually incurred by such Indemnified Party at the Indemnitor's request in connection with the investigation, preparation or defense of any pending or threatened claim or proceeding.

     11. Tenant agrees that this instrument shall not be a lien against the Real Property in respect to any mortgages that are now on or hereafter may be placed against the Real Property, and that the recording of such mortgage or mortgages shall have preference and precedence and be superior and prior in lien of this lease, irrespective of the date of recording and the Tenant agrees to execute any such instrument without cost, which may be deemed necessary or desirable to further effect the subordination of this lease to any such mortgage or mortgages or any such manner or method of financing which the Landlord in its sole discretion may select during the term of this lease or any renewal thereof. A refusal to execute such instrument shall entitle the Landlord or the Landlord's assigns and legal representatives to cancel this lease without incurring any expense or damage and the term hereby granted is expressly limited accordingly.

     12. It is expressly understood and agreed that in case the demised premises shall be deserted or vacated, or if default be made in the payment of the rent, or any part thereof, as herein specified, or if, without the consent of the Landlord, the Tenant shall sell, assign or mortgage this lease or if default be made in the performance of any of the covenants and agreements in this lease contained on the part of the Tenant to be kept and performed, or if the Tenant shall fail to comply with any of the statutes, ordinances, rules, orders, regulations and requirements of the federal, state, and local governments or of any and all their departments and bureaus, applicable to said premises or if the Tenant shall file, or there shall be filed against the Tenant, a petition in bankruptcy or for arrangements, or Tenant be adjudicated a bankrupt or make an assignment for the benefit of creditors or take advantage of any insolvency act, the Landlord may, if the Landlord so elects, at any time thereafter terminate this lease and the term thereof, on giving the Tenant five (5) days notice in writing of the Landlord's intention to do so, and this lease and the term thereof shall expire and come to an end on the date fixed in such notice as if the said date were the date originally fixed in this lease for the expiration hereof. Such notice may be given by mail to the Tenant addressed to the demised premises.

     13. The Tenant will not nor will the Tenant permit undertenants or other persons to do anything in said premises, or bring anything into said premises, or permit anything to be brought into said premises, or to be kept therein, which will in any way increase the rate of fire insurance on said premises, nor use the demised premises or any part thereof, nor suffer or permit their use for any business or purpose which would cause an increase in the rate of fire insurance on said building. In the event the Tenant or its sub-tenants cause such an increase in the rate of fire insurance on said building, the Tenant and its sub-tenants shall pay the increased insurance cost.

     14. The failure of a party to insist upon strict performance of any of the terms, conditions and covenants herein, shall not be deemed a waiver of any of the other rights or remedies that the party may have, and shall not be deemed a waiver of any subsequent breach or default in the terms, conditions and covenants herein contained. This instrument may not be changed, modified, discharged or terminated orally.

     15. If the whole or any part of the demised premises shall be acquired or condemned by Eminent Domain for any public or quasi public use or purpose, then and in that event, the term of this lease shall cease and terminate from the date of title vesting in such proceeding and Tenant shall have no claim against Landlord for the value of any unexpired term of said lease. No part of any award shall belong to Tenant.

     16. If after default in payment of rent or violation of any other provisions of this lease, or upon the expiration of this lease, the Tenant moves out or is dispossessed and fails to remove any trade fixtures or other property prior to such default, removal, expiration of lease, or prior to the issuance of the final order or execution of the warrant, then and in that event, the said fixtures and property shall be deemed abandoned by said Tenant and shall become the property of the Landlord.

     17. In the event that the relation of the Landlord and Tenant may cease or terminate by reason of the re-entry of the Landlord under the terms and covenants contained in this lease or by the ejectment of the Tenant by summary proceedings or otherwise, or after the abandonment of the premises by Tenant, it is hereby agreed that the Tenant shall remain liable and shall pay in monthly payments the rent which accrues subsequent to the re-entry by the Landlord, and the Tenant expressly agrees to pay as damages for the breach of the covenants herein contained, the difference between the rent reserved and the rent collected and received, if any, by the Landlord during the remainder of the unexpired term, such difference or deficiency between the rent herein reserved and the rent collected, if any, shall become due and payable in monthly payments during the remainder of the unexpired term, as the amounts of such difference or deficiency shall from time to time be ascertained; and it is mutually agreed between Landlord and Tenant that the respective parties hereto shall and hereby do waive trial by jury in any action, proceedings or counterclaim brought by either of the parties against the other on any matters whatsoever arising out of or in any way connected with this lease, the Tenant's use or occupancy of said premises, and/or any claim of injury or damage.

     18. The Tenant waives all rights to redeem under any law of the State of New York.

     19. This lease and the obligation of Tenant to pay rent hereunder shall in nowise be affected, impaired or excused because Landlord is unable to supply or is delayed in supplying any services expressly or impliedly to be supplied or because Landlord is unable to make or is delayed in making any repairs, additions, alterations or decorations or is unable to supply or is delayed in supplying any equipment or fixtures if Landlord is prevented or delayed from so doing by reason of governmental preemption in connection with a National Emergency or in connection with any rule, order or regulation of any department or subdivision of any governmental agency or by reason of a condition of supply and demand which has been or is affected by war or other emergency; except for such damages as arise from the negligence of the Landlord.

     20. No diminution or abatement of rent, or other compensation shall be claimed or allowed for inconvenience or discomfort arising from the making of repairs or improvements to the building or to its appliances, nor for any space taken to comply with any law, ordinance or order of a governmental authority. In respect to the various "services", if any, herein expressly or impliedly agreed to be furnished to the Tenant by the Landlord, it is agreed that there shall be no increase, diminution, or abatement of the rent, or any other compensation, for interruption or curtailment of such "services" when such interruption or curtailment shall be due to accident, alterations or repairs desirable or necessary to be made, or to inability or difficulty in securing supplies or labor for the maintenance of such "services", or to some other cause beyond the reasonable control of the Landlord. No such interruption or curtailment of any such "services" shall be deemed a constructive eviction. The Landlord shall not be required to furnish, and the Tenant shall not be entitled to receive, any of such "services" during any period wherein the Tenant shall be in default in respect to the payment of rent. Neither shall there be any abatement or diminution of rent because of making of repairs, improvements or decorations to the demised premises after the date above fixed for the commencement of the term, it being understood that rent shall, in any event, commence on such date so above fixed.

     21. Tenant shall, at all times during the term of this lease, at Tenant's cost, obtain and keep in effect:
     a. commercial general liability insurance including fire legal liability and "insured contract" coverage with respect to Tenant's operations associated with the premises. The coverage is to include activities and operations conducted by Tenant and any other person associated with Tenant and those for whom Tenant is by law responsible. Such insurance shall be written with limits of not less than Five Hundred Thousand Dollars ($500,000) per occurrence, One Million Dollars ($1,000,000) aggregate for bodily injury and property damage, personal injury, or advertising injury, and together with a commercial umbrella policy shall provide total available limits of not less than Two Million Dollars ($2,000,000). Landlord shall be added as additional insured on all commercial general liability policies maintained by Tenant with respect to the demised premises.
     b. Workers' compensation insurance for all Tenant's employees working on or about the demised premises in an amount sufficient to comply with applicable laws or regulations.

     All policies of insurance required to be maintained by Tenant hereunder shall be in a form acceptable to Landlord; shall be issued by an insurer with an A.M. Best rating of at least (A-)(VIII) who is licensed to do business in New York; and shall contain a requirement that at least thirty (30) days prior written notice of termination or material alteration be provided to Landlord.

     22. Under conditions mutually agreed upon by the parties, the Tenant may increase or reduce the amount of space occupied by the Tenant and its authorized sub-tenants.

     23. Landlord covenants that the Tenant, upon paying the rent required under this lease, and performing all the covenants aforesaid, shall and may peacefully and quietly have, hold and enjoy the demised premises for the term aforesaid.


     24. The parties agree that the covenants and agreements contained in this lease shall be binding upon their respective heirs, assigns and successors in interest.

IN WITNESS WHEREOF, the parties have caused these presents to be signed by their respective corporate officers.

FARM FAMILY LIFE INSURANCE                  FARM FAMILY CASUALTY
COMPANY                                     INSURANCE COMPANY

By:   /s/ Philip P. Weber               By:  /s/ Philip P. Weber
     -----------------------                ---------------------
          Philip P. Weber                        Philip P. Weber
         President & C.E.O.                     President & C.E.O.