Form 10-Q
period 1999-08-13
FARM FAMILY HOLDINGS INC
filed 1999-08-13
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
                           Commission File No. 1-11941


                           FARM FAMILY HOLDINGS, INC.
                    A Delaware Corporation IRS No. 14-1789227

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          The number of shares outstanding of the issuer's common stock as of August 12, 1999 is 6,110,684.

                           FARM FAMILY HOLDINGS, INC.

                                      INDEX



 Part I. Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets -
                June 30, 1999 (unaudited) and December 31, 1998                3

                Consolidated Statements of Income and Comprehensive Income - Three and Six Months Ended June 30, 1999 and 1998 (unaudited) 4

                Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1999 and 1998 (unaudited)            5

                Notes to Consolidated Financial Statements (unaudited)         7

                Review Report of Independent Accountants                      15

        Item 2. Management's Discussion and Analysis of Financial Condition   16
                and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures of Market Risk       26

 Part II. Other Information

        Item 2. Changes in Securities and Use of Proceeds                     26


        Item 4. Submission of Matters to a Vote of Security Holders           27

        Item 6. Exhibits and Reports on Form 8-K                              27


FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
  ($ in thousands)                                                              (Unaudited)
                                                                               June 30, 1999    December 31, 1998
                                                                               -------------    -----------------

ASSETS
Investments:
     Fixed maturities
     Available for sale, at fair value
        (Amortized cost: $978,029 in 1999 and $280,124 in 1998 )                     $958,986              $293,120
     Held to maturity, at amortized cost
        (Fair value: $8,029 in 1999 and $8,652 in 1998)                                 8,046                 8,390
   Equity securities - available for sale, at fair value
            (Cost: $45,127 in 1999 and $3,356 in 1998)                                 50,944                 5,323
   Mortgage loans                                                                      21,143                   691
   Policy loans                                                                        30,684                  ----
   Other invested assets                                                                  278                  ----
--------------------------------------------------------------------------------------------------------------------
             Total investments                                                      1,070,081               307,524
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                              29,005                10,677
Insurance receivables:
   Reinsurance receivables                                                             23,273                17,800
   Premiums receivable, net                                                            33,570                29,666
Deferred acquisition costs                                                             16,651                13,668
Present value of future profits                                                        29,279                  ----
Accrued investment income                                                              18,630                 5,527
Property and equipment, net                                                            14,178                  ----
Deferred income tax asset, net                                                           ----                 1,694
Receivable from affiliates, net                                                          ----                16,660
Other assets                                                                            4,092                 3,287
====================================================================================================================
             Total Assets                                                          $1,238,759              $406,503
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for property/casualty insurance
          losses and loss adjustment expenses                                        $179,738              $174,435
   Reserves for life policies and contract benefits                                   233,446                  ----
   Funds on deposit from policyholders                                                420,563                  ----
   Unearned premium reserve                                                            76,187                71,209
   Accrued dividends to policyholders                                                   5,410                  ----
   Deferred income tax liability, net                                                  21,370                  ----
   Reinsurance premiums payable                                                         2,579                 1,055
   Accrued expenses and other liabilities                                              21,313                15,566
   Participating policyholders' interest                                               96,584                  ----
--------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                      1,057,190               262,265
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Mandatory redeemable preferred stock, redemption value - $5,830 in
1999; 163,214 Series A shares outstanding in 1999                                       5,830                  ----

Stockholders' equity:
    Preferred stock, $.01 par  value, 836,786 shares authorized,
      no shares issued and outstanding                                                   ----                  ----
    Common stock, $.01 par  value, 10,000,000 shares authorized,
         6,110,684 and 5,253,813 shares issued and outstanding                             61                    53
    Additional paid-in capital                                                        123,504                92,906
    Retained earnings                                                                  50,451                41,554
    Accumulated other comprehensive income                                              1,723                 9,725
--------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                               175,739               144,238
====================================================================================================================
             Total Liabilities and Stockholders' Equity                            $1,238,759              $406,503
====================================================================================================================
 See accompanying notes to Consolidated Financial Statements.

                                      3






FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
($ in thousands, except per share data)
                                                                                      (Unaudited)              (Unaudited)
                                                                                   Three Months Ended        Six Months Ended
                                                                                        June 30,                 June 30,
                                                                                        --------                 --------

                                                                                      1999        1998        1999        1998
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
     Premiums from property/casualty operations                                     $44,723     $44,929    $93,057     $87,744
     Premiums from life and health operations and contract charges                    9,296        ----      9,296        ----
     Net investment income                                                           17,442       4,751     22,276       9,518
     Realized investment gains (losses), net                                            (67)        216        212         342
     Other income                                                                       459         264        736         483
---------------------------------------------------------------------------------------------------------------------------------
                   Total Revenues                                                    71,853      50,160    125,577      98,087
---------------------------------------------------------------------------------------------------------------------------------

Losses, benefits and expenses:
     Losses and loss adjustment expenses on property/casualty operations             32,923      33,988     69,409      66,127
     Policyholder contract benefits                                                  13,537        ----     13,537        ----
     Amortization expense                                                             9,169       8,662     18,165      17,043
     Other operating costs and expenses                                               6,082       3,460      8,918       6,628
     Participating policyholders' interest                                            2,573        ----      2,573        ----
---------------------------------------------------------------------------------------------------------------------------------
             Total Losses, Benefits and Expenses                                     64,284      46,110    112,602      89,798
---------------------------------------------------------------------------------------------------------------------------------

Income before federal income tax expense and preferred stock dividends                7,569       4,050     12,975       8,289
Federal income tax expense                                                            2,330       1,339      3,993       2,556
---------------------------------------------------------------------------------------------------------------------------------
Income before preferred stock dividends                                               5,239       2,711      8,982       5,733
Preferred stock dividends                                                                85        ----         85        ----
---------------------------------------------------------------------------------------------------------------------------------
             Net income attributable to common stockholders                           5,154       2,711      8,897       5,733
---------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during the period (net of deferred
  tax expense (benefit) of ($2,523), $236, ($4,253) and $290, respectively)          (4,686)        438       (7,899)      538
Reclassification adjustment for gains included in net income
 (net of tax expense of $153, $35, $55 and $107, respectively)                         (284)        (65)        (103)     (198)
---------------------------------------------------------------------------------------------------------------------------------

             Other comprehensive income (loss)                                       (4,970)        373       (8,002)      340
---------------------------------------------------------------------------------------------------------------------------------

             Comprehensive income                                                      $184      $3,084         $895    $6,073
=================================================================================================================================

Per Share Data:

       Net income - basic                                                             $0.85       $0.52      $1.57       $1.09
=================================================================================================================================

       Net income - diluted                                                           $0.84       $0.51      $1.56       $1.08
=================================================================================================================================

       Basic weighted average shares outstanding                                  6,053,559   5,253,813  5,651,477   5,253,813
=================================================================================================================================

       Diluted weighted average shares outstanding                                6,100,551   5,313,386  5,696,139   5,307,442
=================================================================================================================================
See accompanying notes to Consolidated Financial Statements.

                                       4




FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)                                                                                     (Unaudited)
                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                                   --------------
                                                                                                  1999          1998
------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                        $8,897        $5,733
------------------------------------------------------------------------------------------------------------------------

Adjustments  to  reconcile   net  income  to  net  cash
    provided  by  operating activities:
    Realized investment gains, net                                                                  (212)         (342)
    Amortization of bond discount                                                                  1,264           145
    Amortization and depreciation                                                                 18,826        17,043
    Interest credited to policyholders                                                             5,801          ----
    Deferred income taxes                                                                         (1,511)         (753)
    Participating policyholders' interest                                                          2,573          ----
    Dividends to policyholders                                                                    (2,568)         ----
    Capitalization of deferred acquisition costs                                                 (20,750)      (17,867)
    Loss on sale of property and equipment                                                             9          ----
    Changes in:
         Reinsurance receivables                                                                  (2,595)       (5,170)
         Premiums receivable, net                                                                 (3,650)       (5,331)
         Accrued investment income                                                                  (535)           57
         Receivable from affiliates, net                                                           1,571            96
         Other assets                                                                                139           337
         Reserves for property/casualty insurance losses and loss adjustment expenses              5,067        11,789
         Reserves for life policies and contract benefits                                          3,141          ----
         Unearned premium reserve                                                                  4,546         6,581
         Reinsurance premiums payable                                                              1,493          (442)
         Accrued expenses and other liabilities                                                    2,880           417
------------------------------------------------------------------------------------------------------------------------
            Total adjustments                                                                     15,489         6,560
------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                             24,386        12,293
------------------------------------------------------------------------------------------------------------------------

Investing Activities
Proceeds from sales:
    Fixed maturities - available for sale                                                          1,207           408
    Equity securities                                                                                386          ----
Investment collections:
    Fixed maturities - available for sale                                                         32,730        22,925
    Fixed maturities - held to maturity                                                              327           367
    Equity securities                                                                                261          ----
    Mortgage loans                                                                                   173           932
Investment purchases:
    Fixed maturities - available for sale                                                        (34,753)      (33,541)
    Equity securities                                                                             (1,216)         ----
    Mortgage loans                                                                                (1,200)         ----
Policy loans issued, net                                                                            (241)         ----
Change in other invested assets                                                                      ----           95
Purchases of property and equipment                                                                 (661)         ----
Proceeds from sale of property and equipment                                                           3          ----
Net cash of subsidiary at date of acquisition                                                      3,295          ----
Acquisition expenses                                                                              (1,895)         ----
------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                 (1,584)       (8,814)
------------------------------------------------------------------------------------------------------------------------

                                       5



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONT'D
($ in thousands)                                                                                        (Unaudited)
                                                                                                    For the Six Months
                                                                                                       Ended June 30,
                                                                                                       --------------

                                                                                                     1999          1998
------------------------------------------------------------------------------------------------------------------------

Financing Activities
Contractholder fund deposits                                                                      59,981          ----
Contractholder fund withdrawals                                                                  (64,455)         ----
Principal payments on debt                                                                          ----        (1,268)
------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                                 (4,474)       (1,268)
------------------------------------------------------------------------------------------------------------------------
            Net increase in cash and cash equivalents                                             18,328         2,211
Cash and cash equivalents, beginning of period                                                    10,677        11,484
========================================================================================================================
Cash and cash equivalents, end of period                                                         $29,005       $13,695
========================================================================================================================
See accompanying notes to Consolidated Financial Statements.

                                       6

     Notes to Consolidated Financial Statements

     1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly-owned subsidiaries (collectively referred to as the "Company"). The primary subsidiaries of Farm Family Holdings are Farm Family Casualty Insurance Company ("Farm Family Casualty") and Farm Family Life Insurance Company ("Farm Family Life"). On April 6, 1999, Farm Family Holdings acquired Farm Family Life and Farm Family Life's wholly-owned subsidiary, United Farm Family Insurance Company ("United Farm Family") (see Note 2).

     Farm Family Life provides life, annuity, and accident & health insurance coverages principally to members of the state Farm Bureau(R) organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. United Farm Family is a specialized property and casualty insurer which began direct writing in Pennsylvania and Maryland during 1998.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these statements contain all adjustments, including normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

     It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the related notes included in Farm Family Holdings' December 31, 1998 Form 10-K.

     Accounting Policies

     The following accounting policies relate to policies unique to Farm Family Life and, therefore, were not included in the "Summary of Significant Accounting Policies" in the notes to Farm Family Holdings' December 31, 1998 financial statements.

     Investments

     Policy loans are carried at their unpaid principal balance.

     Premium Revenue and Benefits to Policyholders

     Recognition of traditional life and group premium revenue and benefits to policyholders:

     Traditional life insurance products include those products with fixed and guaranteed premiums and benefits, and consist principally of whole life insurance policies. Life insurance premiums are recognized as premium revenue when due. Group insurance premiums are recognized as premium revenue over the time period to which the premiums relate. Benefits and expenses are associated with earned premiums so as to result in the recognition of profits over the life of the contracts. This association is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred acquisition costs.

     Recognition of universal life-type contracts revenue and benefits to policyholders:

     Universal life-type policies are insurance contracts with terms that are not fixed and guaranteed. The terms that may be changed could include one or more of the amounts assessed to the policyholder, premiums paid by the policyholder or interest credited to policyholder balances. Amounts received as payments for such contracts are not reported as premium revenues. Payments received are considered deposits and are classified as funds on deposit from policyholders. Account balances are increased by interest credited and reduced by withdrawals, mortality charges and administrative expenses charged to policyholders. For the three months ended June 30, 1999, interest rates credited to policyholder funds ranged from 6% to 7% per annum.

     Revenues for universal life-type policies consist of charges assessed against policy account values for the cost of insurance and policy administration. Policy benefits and claims that are charged to expense include interest credited to contracts and benefit claims incurred in the period in excess of related policy account balances.

     Recognition of investment contract revenue and benefits to policyholders:

     Contracts that do not subject the Company to risks arising from policyholder mortality or morbidity are referred to as investment contracts. Certain annuity contracts are considered investment contracts. Amounts received as payments for such contracts are not reported as premium revenues. Payments received are considered deposits and are classified as funds on deposit from policyholders. Account balances are increased by interest credited and reduced by withdrawals. For the three months ended June 30, 1999, interest rates credited to policyholder funds ranged from 4.1% to 8.3% per annum.

     Revenues for investment contracts consist of investment income and policy administration charges. Contract benefits that are charged to expense include benefit claims incurred in the period in excess of related contract balances and interest credited to contract balances.

     Interest crediting rates for universal life type contracts and investment contracts are based on current market conditions and are determined by the Board of Directors.

     Deferred Acquisition Costs ("DAC")

     Certain costs of writing an insurance policy, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums, and have been reported as DAC. Such costs include commissions, certain costs of policy issuance and underwriting, and certain variable agency expenses. Future investment income is considered in determining the recoverability of DAC.

     For traditional life insurance products, these costs are amortized, with interest, in proportion to the ratio of estimated annual revenues to the estimated total revenues over the contract period. For most life insurance, a 15-year to 40-year amortization period is used, and a 25-year period is used for annuities.

     Deferred acquisition costs for universal life contracts and certain annuity contracts are amortized at a constant rate based upon the present value of estimated gross profits expected to be realized over the life of the contracts.

     The Company reviews the carrying amount of DAC on a periodic basis.

     Amortization of DAC includes DAC relating to property and casualty and life insurance policies and has been reported as amortization expense in the accompanying consolidated statements of income and comprehensive income.

     Present Value of Future Profits ("PVFP")

     The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of an acquisition is recorded as PVFP. This balance is amortized and evaluated for recoverability in the same manner as the deferred acquisition costs described above. The $29.3 million of PVFP in the accompanying consolidated balance sheets reflects the original $29.7 million from the acquisition of Farm Family Life, less accumulated amortization.


     Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation. The Company uses the straight line method of depreciation over the estimated useful life ranges of 10 to 20 years for property and 3 to 7 years for equipment. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.


     Future Policy and Contract Benefits

     Liabilities for future policy benefits for term life contracts are calculated using the net level premium method and assumptions as to investment yields, mortality and withdrawals. These assumptions are based on projections and past experience and include provisions for possible unfavorable deviation. These assumptions are made at the time the contract is issued.

     Liabilities for future policy benefits for traditional whole life contracts are calculated using the net level premium method and assumptions as to interest and mortality. Traditional whole life is written on a participating basis with a provision for dividends to policyholders (see Participating Policyholders' Interest).

     Liabilities for future policy and contract benefits on universal life-type and investment-type contracts are based on the policy account balance.

     The liabilities for future policy and contract benefits for long-term disability income contracts are based upon interest rate assumptions and morbidity and termination rates from published tables.

     Participating Policyholders' Interest

     The majority of the Company's life insurance, accident and health and annuity policies are written on a "participating" basis, as defined in the New York State insurance law. Profits earned on participating business are reserved for the payment of dividends to policyholders except for the stockholders' share of profits on participating policies, which is limited to the greater of 10% of the statutory profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in force. Participating policyholders' interest includes the accumulated net income from participating policies reserved for payment to such policyholders in the form of dividends (less net income allocated to stockholders as indicated above) as well as a pro rata portion of unrealized investment gains (losses), net of tax. Dividends to policyholders are approved by the Board of Directors.


     In addition to the greater of 10% of the statutory profit on participating business or 50 cents per thousand dollars of the face amount of participating life insurance in force, earnings available to common stockholders consists of earnings on non-participating business and a pro rata share of net investment income and realized investment gains (losses).

     Certain reclassifications have been made to prior period's financial statements to conform to the current period's presentation.

     2. Acquisition of Farm Family Life


     On April 6, 1999, Farm Family Holdings acquired all of the outstanding capital stock of Farm Family Life pursuant to the terms of an Amended and Restated Option Purchase Agreement, as amended (the "Option Purchase Agreement") among the Company and the shareholders of Farm Family Life (the "Selling Stockholders"). Farm Family Holdings' aggregate purchase price was approximately $38.3 million, including direct acquisition costs. The purchase price consisted of approximately $30.6 million of Farm Family Holdings' common stock ($31.5 million less certain expenses paid by Farm Family Life), approximately $5.8 million stated value of 6-1/8% voting preferred stock ($6 million less certain expenses paid by Farm Family Life) and approximately $1.9 million in direct acquisition costs. Under the terms of the Option Purchase Agreement, the price used to determine the number of shares of common and voting preferred stock issued in the acquisition was fixed at $35.72 per share. Farm Family Holdings issued 856,871 shares of common stock and 163,214 shares of voting preferred stock to the Selling Stockholders. After the acquisition, Farm Family Holdings' total number of common shares outstanding increased to 6,110,684. As a result of the acquisition, Farm Family Life became a wholly-owned subsidiary of Farm Family Holdings. The acquisition was accounted for as a purchase and, accordingly, the financial results of Farm Family Life are included in these consolidated financial statements effective April 6, 1999.


     3. Farm Family Life Acquisition - Pro Forma Results of Operations

     The following unaudited pro forma information for the Company gives effect to the Farm Family Life acquisition as if it happened at the beginning of the periods presented. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have resulted had the acquisition been made on the dates indicated, or future results.

                                                                                                          Six Months Ended
        ($ in thousands, except per share data)                                                                June 30,
                                                                                                               --------
                                                                                                         1999            1998
                                                                                                         ----            ----

        Revenues                                                                                     $148,329        $143,491
        Income attributable to common shareholders                                                     $9,764          $7,284
        Net income per common share - diluted                                                           $1.59           $1.18


     4. Earnings Per Share

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                       Three months ended        Six months ended
                                                                                           June 30,                  June 30,
                                                                                           --------                  --------
                                                                                      1999         1998         1999         1998
                                                                                      ----         ----         ----         ----
         Net income available to common stockholders                              $5,154,000   $2,711,000   $8,897,000   $5,733,000
                                                                                ====================================================
         Weighted-average number of  shares in basic earnings per share            6,053,559    5,253,813    5,651,477    5,253,813
         Effect of stock options                                                      46,992       59,573       44,662       53,629
                                                                                ----------------------------------------------------
         Weighted-average number of shares in diluted earnings per share           6,100,551    5,313,386    5,696,139    5,307,442
                                                                                ====================================================
         Basic net income per share                                                    $0.85        $0.52        $1.57        $1.09
                                                                                ====================================================
         Diluted net income per share                                                  $0.84        $0.51        $1.56        $1.08
                                                                                ====================================================

     5. Preferred Stock

     Farm Family Holdings' Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock with a par value of $.01, issuable in classes or series. Of the 1,000,000 authorized, 163,214 shares of mandatory redeemable preferred stock have been issued and are outstanding as of June 30, 1999 and are reported in the accompanying consolidated balance sheets as mandatory redeemable preferred stock. The remaining

     836,786 shares are reported in preferred stock in the stockholders' equity section. None of the remaining 836,786 shares have been issued as of June 30, 1999.


     In connection with the acquisition of Farm Family Life, Farm Family Holdings issued 163,214 shares of 6 1/8% Series A preferred stock with a $5,830,000 redemption value, or $35.72 per share. The dividends are payable on each January 15, April 15, July 15 and October 15 and must be fully paid or declared with funds set aside for payment before any dividend can be declared or paid on any other class of Farm Family Holdings' stock. The preferred stock must be redeemed by Farm Family Holdings on April 7, 2019 (or the next business day) and may be redeemed, at Farm Family Holdings' option, in whole or in part, on and after April 6, 2009. Farm Family Holdings has the option to pay the redemption amount in cash or by delivery of Farm Family Holdings' common stock.

     6. Future Application of Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This statement, which is effective for the Company for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Management believes that Statement 133 will not have a material impact on the Company's consolidated financial statements.

     7. Contingencies

     The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on the Company's consolidated financial condition.

     Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For each of the six month periods ended June 30, 1999 and 1998, approximately 62% of the Company's direct premiums were written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, despite the Company's property and casualty reinsurance program designed to mitigate the impact of these factors.

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

     During the third quarter of 1998, the Company modified the agreements with its agents to include revised conditions under which eligible agents may receive extended earnings payments. In addition to length of service, confidentiality, and non-competition conditions, extended earnings will be paid only if a successor agent(s) assumes the right to service the book of business of the eligible former agent and agrees to become primarily responsible for making the extended earnings payments. In the event that no successor agent(s) assumes the right to service the book of business of an eligible former agent, the Company has no obligation to make the extended earnings payments. The Company has no intention to waive this provision of its agreements with its agents. As a result, the successor agent(s), not the Company, is the primary obligor responsible for extended earnings payments. Since the inception of the Program in 1986, the Company has always been able to identify successor agents willing to assume the rights to service such books of business. The Company acts as guarantor of the amounts payable to eligible former agents who have terminated their association with the Company by successor agents who agree to make the extended earnings payments. At June 30, 1999, the Company was guarantor of $642,000 for such payments. The Company expects to enforce the terms of the guarantee in the event of default by a successor agent.

     The Company's liability for funds on deposit from policyholders includes amounts subject to discretionary withdrawal from annuity investment contracts. Withdrawal characteristics of annuity deposit liabilities as of June 30, 1999 are as follows:

          ($ in thousands)                                                               Amount      % of Total
          Subject to discretionary withdrawal at book
               value less surrender charge of 5% or more                                $60,089           19.7%
          Subject to discretionary withdrawal at  book
               value less no or minimal surrender charge                                236,375           77.3%
          Not subject to discretionary withdrawal                                         9,139            3.0%
                                                                                 -------------------------------
                    Total annuities and deposit fund liabilities                       $305,603          100.0%
                                                                                 -------------------------------

     Many of the Company's existing computer programs and other computer systems upon which the Company relies were created using only two digits to identify a year in the date field. If not corrected, many of these computer applications could fail or produce erroneous results. In 1996, management began considering Year 2000 issues as they affect the Company and began to develop a Year 2000 plan. The Company's overall plan for dealing with the Year 2000 problem covers information technology ("IT") systems, non-IT systems, and third-party providers. The Company has established a Year 2000 team to lead the Company's activities relating to its Year 2000 issues. The Company's Year 2000 team works with the Company's senior management, legal and business units on Year 2000 issues. Despite the Company's efforts to address its Year 2000 issues, there can be no assurances that Year 2000 related failures of the Company's IT systems, or that Year 2000 related failures by third parties with which the Company interacts, will not have a material adverse effect on the Company's results of operations, liquidity and financial condition.

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

     8. Segment Information


     The Company has two reportable segments: property and casualty insurance and life insurance, which offer different products and services. The property and casualty insurance segment includes activities related to the sale of the Special Farm Package, a flexible multi-line package of insurance coverages, and other insurance products covering, personal and commercial automobiles, businessowners and homeowners. The life insurance segment includes the sale of individual whole life, term and universal life products, single and flexible premium deferred annuity products, single premium immediate annuity products and disability income insurance products. The Company uses operating income (net income excluding realized investment gains (losses) and nonrecurring charges, net of taxes) to measure the financial results of its segments.

     "Corporate and other" includes holding company activities and operations not directly related to the reportable segments.

     Summarized segment financial information is as follows:


                ($ in thousands)                                                    Three months ended          Six months ended
                                                                                         June 30,                   June 30,
                                                                                         --------                   --------
                                                                                     1999        1998           1999          1998
                                                                                     ----        ----           ----          ----
         Premium Revenues
             Property and casualty insurance                                         $44,723      $44,929     $93,057        $87,744
             Life insurance                                                            9,296         ----       9,296           ----
                                                                                 ---------------------------------------------------
                   Total premium revenues                                            $54,019      $44,929    $102,353        $87,744
                                                                                 ===================================================

         Net Investment Income
             Property and casualty insurance                                          $5,122       $4,619      $9,849         $9,247
             Life insurance                                                           12,205         ----      12,205           ----
             Corporate and other                                                         103          132         210            271
             Intersegment eliminations                                                    12         ----          12           ----
                                                                                 ---------------------------------------------------
                   Total investment income                                           $17,442       $4,751     $22,276         $9,518
                                                                                 ===================================================

         Amortization Expense
             Property and casualty insurance
               Amortization of deferred acquisition costs                             $8,515       $8,662     $17,511        $17,043
            Life insurance
               Amortization of deferred acquisition costs                                257         ----         257           ----
               Amortization of present value of future profits                           397         ----         397           ----
                                                                                 ---------------------------------------------------
                   Total amortization expense                                         $9,169       $8,662     $18,165        $17,043
                                                                                 ===================================================


         Other Operating Costs and Expenses
            Property and casualty insurance
               Underwriting expenses                                                  $2,601       $3,109      $5,125         $5,925
               Dividends to policyholders                                                 38            5         108             55
            Life insurance
               Other operating costs and expenses                                      3,378         ----       3,378           ----
            Corporate and other                                                          290          346         532            648
            Intersegment eliminations                                                   (225)        ----        (225)          ----
                                                                                 ---------------------------------------------------
                   Total other operating costs and expenses                           $6,082       $3,460      $8,918         $6,628
                                                                                 ===================================================

                                       13

                                                                                    Three months ended           Six months ended
                                                                                          June 30,                   June 30,
                                                                                          --------                   --------
                                                                                     1999        1998           1999          1998
                                                                                     ----        ----           ----          ----

         Net Income
           Other Operating Income
            Property and casualty insurance                                           $4,783      $2,707       $8,416        $5,755
            Life insurance                                                               635        ----          635          ----
            Corporate and other                                                         (274)       (136)        (345)         (244)
                                                                                 ---------------------------------------------------
                Total consolidated operating income                                    5,144       2,571        8,706         5,511
            Realized investment gains, net of tax                                         10         140          191           222
                                                                                 ---------------------------------------------------
                   Total net income                                                   $5,154      $2,711       $8,897        $5,733
                                                                                 ===================================================

         Federal Income Tax Expense (Benefit)
            Property and casualty insurance                                           $1,767      $1,410       $3,467        $2,682
            Life insurance                                                               549        ----          549          ----
            Corporate and other                                                           14         (71)         (23)         (126)
                                                                                 ---------------------------------------------------
                   Total federal income tax expense                                   $2,330      $1,339       $3,993        $2,556
                                                                                 ===================================================


                                                                                                            June 30,    December 31,
                                                                                                              1999          1998
                                                                                                              ----          ----

         Assets
            Property and casualty                                                                            $437,462      $397,038
            Life insurance                                                                                    829,254          ----
            Corporate and other                                                                                71,093        35,417
            Intersegment eliminations                                                                         (99,050)      (25,952)
                                                                                                          --------------------------
                Total assets                                                                               $1,238,759      $406,503
                                                                                                         ===========================


                    Review Report of Independent Accountants



To the Shareholders and Board of Directors
Farm Family Holdings, Inc.


We have reviewed the consolidated balance sheet of Farm Family Holdings, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 1999 and cash flows for the six-month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers LLP

Albany, New York
July 28, 1999

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly-owned subsidiaries (collectively referred to as the "Company") and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere within this document.

The Company's operating results are subject to significant fluctuations from period to period depending upon, among other factors, the frequency and severity of losses from weather related and other catastrophic events, the effect of competition and regulation on the pricing of products, changes in interest rates, the impact on reserves and reserving policy caused by property and casualty claims development and variations of actual experience from that assumed for life insurance business as to expected morbidity, lapse rates and other factors used in the development of product pricing, general economic conditions, tax laws and the regulatory environment. As a condition of its license to do business in various states, the Company is required to participate in a variety of mandatory residual market mechanisms (including mandatory pools) which provide certain insurance (most notably automobile insurance) to consumers who are otherwise unable to obtain such coverages from private insurers. In all such states, residual market premium rates are subject to the approval of the state insurance department and have generally been inadequate. The amount of future losses or assessments from residual market mechanisms cannot be predicted with certainty and could have a material adverse effect on the Company's results of operations.

For the six month periods ended June 30, 1999 and 1998, 35.0% and 34.2%, respectively, of the Company's property and casualty direct written premiums were derived from policies written in New York and, for the same periods, 26.9% and 27.8%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

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

The Company's Year 2000 effort also includes a systematic assessment of the Year 2000 compliance status of third-party providers. The Company believes loss of public utilities, phone, banking, mail or certain outsourced processing services could have an immediate adverse impact on the Company's operations, which under certain circumstances could be material. The Company has contacted each of its third-party providers, through letters, questionnaires and/or interviews depending upon the nature of the product or service supplied, to determine if the provider is Year 2000 compliant. As of June 30, 1999, the Company has received responses from approximately 90% of such third parties. These responses generally state that the third-party providers believe they will be Year 2000 compliant and that no products or services provided will be materially affected. However, few providers have given written assurances directly to the Company that they are currently Year 2000 compliant. The Company continues to monitor the status of third-party providers' Year 2000 compliance. Management believes that the process of evaluating the Year 2000 compliance status of the Company's third-party providers who provide critical services and products has been substantially completed. At this time, the Company has not changed its dependency on any of these third-party providers because of concerns about their Year 2000 compliance status and plans.

The Company does not separately track the internal costs incurred for the Year 2000 project which are principally the related payroll costs for its IT staff. However, the Company has identified certain costs related to the Year 2000 project including costs related to outside consultants and software and hardware applications. The identified costs incurred for the six months ended June 30, 1999 were approximately $84,000. The total identified costs related to the Year 2000 project to date are approximately $562,000, of which $546,000 was expensed and $16,000 was capitalized. Based on information currently available, the total identified remaining costs expected to be incurred for the Year 2000 projects are estimated to be $80,000. These costs are being funded through operating cash flows. These amounts include costs relating to Farm Family Life and United Farm Family, including costs incurred by Farm Family Life and United Farm Family prior to Farm Family Holdings' acquisition of Farm Family Life on April 6, 1999. The Company's estimated costs of the Year 2000 project are based on management's best estimates, which were derived from numerous assumptions, including the extent of remaining remediation and testing activities, availability of certain resources and other factors.

The phases of inventory, assessment, remediation, testing and implementation of the Company's software for Year 2000 issues have been done primarily by the Company's existing IT staff. Correction of Year 2000 issues is a high priority project and certain other less critical IT projects have been deferred due to Year 2000 efforts; however, the Company does not believe the deferral of other IT projects has had a material effect on the Company's financial condition or results of operations in 1998 or during the six months ended June 30, 1999. The Company's IT staff has continued to work on other high priority projects concurrent with the Year 2000 project.

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

The Company is currently developing Year 2000 contingency plans for critical services and products provided by third-parties and for internal critical IT systems. Management intends to validate these plans as practicable and implement them by the end of 1999.

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

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995: With exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-Q include, but are not limited to, statements of the plans and objectives of the Company or its management, statements of future economic performance, projections of revenue, earnings, capital structure and other financial items and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. The forward-looking statements in this Form 10-Q are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the results of operations of the Company, fluctuations in the market value of shares of the Company's common stock, exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, factors relating to the Company's ability to successfully address its Year 2000 issues and other risks listed from time to time in the Company's Securities and Exchange Commission filings, including the Form 10-K filed for the fiscal year ended December 31, 1998. Additional risks and uncertainties that may cause actual results of operations and business of Farm Family Life to differ materially from those contemplated or projected, forecasted, estimated or budgeted in such forward looking statements, include, among others: (i) assumptions regarding future morbidity, persistency, lapse rates, expenses, mortality and interest rates used in calculating reserve and liability amounts;
(ii) significant variations of actual experience from that assumed by Farm Family Life as to the expected morbidity, lapse rates and other factors in developing pricing and other terms of its life insurance products; (iii) the ability of Farm Family Life to maintain its current rating from A.M. Best Company, Inc. (iv) changes in interest rates causing a reduction of investment income, operating cash flow and other sources which affect Farm Family Life's ability to pay policyholder benefits; (v) policyholder lapses resulting from interest rate fluctuations; (vi) inability of Farm Family Life to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength and claim-paying ratings; (vii) a significant change in or termination of Farm Family Life's relationship with the Farm Bureaus(R) in the states where Farm Family Life's business is concentrated; (viii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves and other financial viability requirements; (ix) heightened competition, including, specifically the intensification of price competition, the entry of new or existing competitors and the formation of new products by new and existing competitors which may have substantially greater technical, financial and operating resources; (x) inability to carry out marketing and sales plans; (xi) loss of key executives; (xii) general economic and business conditions which are less favorable than expected; (xiii) unanticipated changes in industry trends; and (xiv) the reserving policies and the adequacy of the reinsurance and retrocession programs of Farm Family Life. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-Q.

Results of Operations

The Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998

Insurance Premiums and Contract Charges
---------------------------------------
Premium revenue increased to $54.0 million for the three months ended June 30, 1999 from $44.9 million for the same period in 1998.

Premium revenue for property and casualty insurance business decreased $0.2 million, during the three months ended June 30, 1999 to $44.7 million from $44.9 million for the same period in 1998. The decrease in premium revenue in 1999 primarily resulted from an increase of $3.0 million in earned premiums ceded to Farm Family Casualty's reinsurers and from the impact of the recently enacted 15% rate roll back for personal automobile business in New Jersey. These decreases were partially offset by an increase of $1.8 million in earned premiums on additional business directly written by Farm Family Casualty and an increase of $0.8 million in earned premiums from Farm Family Casualty's assumed reinsurance business.

The increase in premium revenue ceded to reinsurers was primarily attributable to an increase in premiums ceded pursuant to Farm Family Casualty's aggregate stop loss reinsurance program which also reduced loss and loss adjustment expenses for the second quarter of 1999. The $1.8 million increase in earned premiums on additional business directly written by Farm Family Casualty was primarily attributable to an increase of $1.5 million, or 4.0%, in earned premiums from Farm Family Casualty's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and an increase of $0.3 million in earned premiums from other products. Farm Family Casualty had approximately 169,800 total policies in force at June 30, 1999. The number of policies in force related to Farm Family Casualty's primary products increased by 4.7% to approximately 139,900 as of June 30, 1999 from approximately 133,600 as of June 30, 1998.

Property and casualty net written premiums decreased $0.2 million to $48.4 for the three months ended June 30, 1999 compared to $48.6 million for the same period in 1998. The decrease in net written premiums was primarily attributable to an increase of $2.9 million in written premiums ceded to Farm Family Casualty's reinsurers and a decrease of $1.6 million in direct written premiums for personal automobile business (excluding assigned risk automobile business) in New Jersey. These decreases were offset by an increase of $2.8 million in Farm Family Casualty's direct writings excluding personal automobile business in New Jersey and assigned risk automobile premiums, and an increase of $1.2 million in Farm Family Casualty's voluntary assumed reinsurance business. Geographically, the increase in Farm Family Casualty's direct writings came from New York, Massachusetts, Connecticut, West Virginia, New Hampshire, Maine, Vermont and Rhode Island. In addition, direct writings of all the Company's primary products, except personal automobile, increased during the second quarter of 1999. Excluding assigned risk automobile business, Farm Family Casualty's direct written premiums for personal automobile business in New Jersey decreased $1.6 million or 23.9% for the second quarter of 1999. This reduction was primarily attributable to the New Jersey legislation mandating a rate roll back for personal automobile business in New Jersey.

The inclusion of United Farm Family did not have a material impact on premium revenue for the three months ended June 30, 1999, since United Farm Family first began direct writing in Pennsylvania and Maryland during 1998.

Life insurance premium revenue was $9.3 million for the three months ended June 30, 1999. This amount includes premiums and contract charges primarily from the sale of individual whole life, term and universal life products, and disability income insurance products, subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life.

Net Investment Income
---------------------
Net investment income increased $12.7 million to $17.4 million for the three months ended June 30, 1999 from $4.7 million for the same period in 1998.

Net investment income for the property and casualty insurance segment increased $0.5 million, or 10.9%, to $5.1 million for the three months ended June 30, 1999 from $4.6 million for the same period in 1998. The taxable equivalent yield on the property and casualty insurance segment's investment portfolio was 6.80% and 7.12% for the three months ended June 30, 1999 and 1998, respectively. The increase in net investment income for the property and casualty insurance segment was primarily the result of an increase in cash and invested assets (at amortized cost) of $37.0 million, or 12.4%. The inclusion of United Farm Family accounted for $0.4 million of the increase in investment income and $27.0 million of the increase in cash and invested assets. The overall increase in cash and invested assets was greater than the overall increase in net investment income for the three months ended June 30, 1999 primarily as a result of an increase in the investment in tax-exempt fixed maturity securities. The investment income from the property and casualty insurance segment's tax-exempt securities increased to $1.1 million for the three months ended June 30, 1999 from $0.5 million for the same period in 1998. United Farm Family's investment income from tax-exempt securities was not material for the three months ended June 30, 1999. After-tax income has been increased by investing in tax-exempt securities which generally produce more after-tax investment income than taxable investment grade fixed maturity securities.

Net investment income for the life insurance segment was $12.2 million for the three months ended June 30, 1999. The yield on fixed maturity investments (at amortized cost) was 6.38% for that period.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses on property and casualty business decreased $1.1 million, or 3.1%, to $32.9 million for the three months ended June 30, 1999 from $34.0 million for the same period in 1998. Loss and loss adjustment expenses were 73.6% of premium revenue for the three months ended June 30, 1999 compared to 75.6% of premium revenue for the same period in 1998. The decrease in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to a decrease in weather related losses for Farm Family Casualty during the three months ended June 30, 1999 compared to the same period in 1998. Losses believed to be weather related aggregated $1.1 million in the three months ended June 30, 1999 compared to $2.7 million for the same period in 1998. This decrease was partially offset by the inclusion of the losses and loss adjustment expenses for United Farm Family. Excluding United Farm Family, for the three months ended June 30, 1999, loss and loss adjustment expenses were 71.4% of premium revenue compared to 75.6% for the same period in 1998.

Amortization Expense
--------------------
Amortization expense increased $0.5 million, or 5.9%, to $9.2 million for the three months ended June 30, 1999 from $8.7 million for the same period in 1998. The increase was primarily attributable to the inclusion of amortization expense of deferred acquisition costs and present value of future profits for the life insurance segment of $0.7 million.

Other Operating Costs and Expenses
----------------------------------
Other operating costs and expenses increased $2.6 million to $6.1 million for the three months ended June 30, 1999 from $3.5 million for the same period in 1998. The increase was primarily due to the inclusion of Farm Family Life's other operating costs and expenses of $3.4 million partially offset by a decrease in property and casualty underwriting expenses of $0.5 million, or 16.3%, to $2.6 million for the three months ended June 30, 1999 from $3.1 million for the same period in 1998. For the three months ended June 30, 1999, property and casualty insurance underwriting expenses (including amortization expenses) were 24.9% of premium revenue compared to 26.2% for the same period in 1998. The decrease in underwriting expenses as a percent of premium revenue was primarily attributable to a greater relative increase in the Company's premium revenue than in the level of overhead expenses, as well as the continuation of a company-wide expense management program, partially offset by the inclusion of the costs and expenses for United Farm Family. Excluding United Farm Family, for the three months ended June 30, 1999, property and casualty insurance underwriting expenses (including amortization expenses) were 24.5% of premium revenue compared to 26.2% for the same period in 1998.

Participating Policyholders' Interest
-------------------------------------
Participating policyholders' interest of $2.6 million for the three months ended June 30, 1999 is attributable to the inclusion of Farm Family Life in the operations of the Company for the second quarter of 1999.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $1.0 million to $2.3 million for the three months ended June 30, 1999 from $1.3 million for the same period in 1998. Federal income tax expense was 30.8% of income before federal income tax expense and preferred stock dividends for the three months ended June 30, 1999 compared to 33.1% for the same period in 1998. The reduction is primarily due to an increase in interest income from tax-exempt securities.

Net Income Attributable to Common Stockholders
----------------------------------------------
Net income increased $2.4 million to $5.2 million for the three months ended June 30, 1999 from $2.8 million for the same period in 1998 primarily as a result of the foregoing factors.


The Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30,
1998

Insurance Premiums and Contract Charges
---------------------------------------
Premium revenue increased to $102.4 million for the six months ended June 30, 1999 from $87.7 million for the same period in 1998.

Premium revenue for property and casualty insurance business increased $5.3 million, during the six months ended June 30, 1999 to $93.1 million from $87.8 million for the same period in 1998. The increase in property and casualty premium was primarily attributable to an increase of $4.3 million in premium revenue from direct writings and an increase of $2.2 million in voluntary assumed reinsurance business for Farm Family Casualty. These increases were partially offset by an increase of $1.0 million in premiums ceded to Farm Family Casualty's reinsurers.

The $4.3 million increase in earned premiums on additional business directly written by Farm Family Casualty was primarily attributable to an increase of $4.2 million, or 5.7%, in earned premiums from Farm Family Casualty's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and an increase of $0.1 million in earned premiums from other products. Farm Family Casualty had approximately 169,800 total policies in force at June 30, 1999. The number of policies in force related to Farm Family Casualty's primary products increased by 4.7% to approximately 139,900 as of June 30, 1999 from approximately 133,600 as of June 30, 1998.

Property and casualty net written premiums increased $1.5 million, or 1.6%, to $97.5 for the six months ended June 30, 1999 compared to $96.0 million for the same period in 1998. The increase in net written premiums was primarily attributable to an increase of $4.7 million in Farm Family Casualty's direct writings, excluding personal automobile business in New Jersey and assigned risk automobile premiums, an increase of $1.0 million in direct writings by Farm Family Casualty in assigned risk automobile premiums and an increase of $0.5 million in Farm Family Casualty's written voluntary assumed reinsurance business. These increases were partially offset by a decrease of $1.7 million in direct written premiums for personal automobile business (excluding assigned risk automobile business) in New Jersey and an increase of $3.2 million in written premiums ceded to Farm Family Casualty's reinsurers. Geographically, the increase in Farm Family Casualty's direct writings came from New York, New Jersey, Massachusetts, Connecticut, West Virginia, New Hampshire, Vermont and Rhode Island. In addition, direct writings of all of Farm Family Casualty's primary products, except personal automobile, increased during the six months ended June 30, 1999. Excluding assigned risk automobile business, Farm Family Casualty's direct written premiums for personal automobile business in New Jersey decreased $1.7 million or 12.8% for the six months ended June 30, 1999. This reduction was primarily attributable to the New Jersey legislation mandating a rate roll back for personal automobile business in the New Jersey.

The inclusion of United Farm Family did not have a material impact on premium revenue during the six months ended June 30, 1999, since United Farm Family first began direct writing in Pennsylvania and Maryland during 1998.

Life insurance premium revenue was $9.3 million. This amount includes premiums and contract charges primarily from the sale of individual whole life, term and universal life products, and disability income insurance products, subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life.


Net Investment Income
---------------------
Net investment income increased $12.8 million to $22.3 million for the six months ended June 30, 1999 from $9.5 million for the same period in 1998.

Net investment income for the property and casualty insurance segment increased $0.6 million, or 6.5% to $9.8 million for the six months ended June 30, 1999 from $9.2 million for the same period in 1998. The taxable equivalent yield on the property and casualty insurance segment's investment portfolio was 6.88% and 7.16% for the six months ended June 30, 1999 and 1998, respectively. The increase in net investment income for the property and casualty insurance segment was primarily the result of an increase in cash and invested assets (at amortized cost) of $40.1 million, or 13.5%. The inclusion of United Farm Family accounted for $0.4 million of the increase in investment income and $27.0 million of the increase in cash and invested assets. The overall increase in cash and invested assets was greater than the overall increase in net investment income for the six months ended June 30, 1999 primarily as a result of an increase in the investment in tax-exempt fixed maturity securities. The investment income from the property and casualty insurance segment's tax-exempt securities increased to $2.1 million for the six months ended June 30, 1999 from $1.0 million for the same period in 1998. United Farm Family's investment income from tax-exempt securities was not material for the six months ended June 30, 1999. After-tax income has been increased by investing in tax-exempt securities which generally produce more after-tax investment income than taxable investment grade fixed maturity securities.

Net investment income for the life insurance segment was $12.2 million for the six months ended June 30, 1999, which includes net investment income for Farm Family Life since its acquisition by Farm Family Holdings on April 6, 1999. The yield on fixed maturity investments (at amortized cost) was 6.38% for that period.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses on property and casualty business increased $3.3 million, or 5.0%, to $69.4 million for the six months ended June 30, 1999 from $66.1 million for the same period in 1998. Loss and loss adjustment expenses were 74.6% of premium revenue for the six months ended June 30, 1999 compared to 75.4% of premium revenue for the same period in 1998. The decrease in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to a decrease in weather related losses for Farm Family Casualty during the six months ended June 30, 1999 compared to the same period in 1998. Losses on direct writings believed to be weather related aggregated $6.4 million in the six months ended June 30, 1999 compared to $6.8 million for the same period in 1998. This decrease was partially offset by the inclusion of the losses and loss adjustment expenses for United Farm Family since its acquisition by Farm Family Holdings. Excluding United Farm Family, for the six months ended June 30, 1999, loss and loss adjustment expenses were 73.5% of premium revenue compared to 75.4% for the same period in 1998.

Amortization Expense
--------------------
Amortization expense increased $1.1 million, or 6.6%, to $18.2 million for the six months ended June 30, 1999 from $17.1 million for the same period in 1998. The increase was primarily attributable to the inclusion of amortization expense of deferred acquisition costs and present value of future profits for the life insurance segment of $0.7 million.

Other Operating Costs and Expenses
----------------------------------
Other operating costs and expenses increased $2.3 million to $8.9 million for the six months ended June 30, 1999 from $6.6 million for the same period in 1998. The increase was primarily due to the inclusion of Farm Family Life's other operating costs and expenses of $3.4 million partially offset by a decrease in property and casualty underwriting expenses of $0.8 million, or 13.5%, to $5.1 million for the six months ended June 30, 1999 from $5.9 million for the same period in 1998. For the six months ended June 30, 1999, property and casualty insurance underwriting expenses (including amortization expenses) were 24.3% of premium revenue compared to 26.2% for the same period in 1998. The decrease in underwriting expenses as a percent of premium revenue was primarily attributable to a greater relative increase in the Company's premium revenue than in the level of overhead expenses, as well as the continuation of a company-wide expense management program, partially offset by the inclusion of the costs and expenses for United Farm Family since its acquisition by Farm Family Holdings. Excluding United Farm Family, for the six months ended June 30, 1999, property and casualty underwriting expenses (including amortization expenses) were 24.1% of premium revenue compared to 26.1% for the same period in 1998.

Participating Policyholders' Interest
-------------------------------------
Participating policyholders' interest of $2.6 million for the six months ended June 30, 1999 is attributable to the inclusion of Farm Family Life in the operations of the Company for the second quarter of 1999.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $1.4 million to $4.0 million for the six months ended June 30, 1999 from $2.6 million for the same period in 1998. Federal income tax expense was 30.8% of income before federal income tax expense and preferred stock dividends for each of the six month periods ended June 30, 1999 and 1998.

Net Income Attributable to Common Stockholders
----------------------------------------------
Net income increased $3.2 million to $8.9 million for the six months ended June 30, 1999 from $5.7 million for the same period in 1998 primarily as a result of the foregoing factors.

Liquidity and Capital Resources

On April 6, 1999, Farm Family Holdings acquired all of the outstanding capital stock of Farm Family Life pursuant to the terms of an Amended and Restated Option Purchase Agreement, as amended (the "Option Purchase Agreement") among the Company and the shareholders of Farm Family Life (the "Selling Stockholders"). Farm Family Holdings' aggregate purchase price was approximately $38.3 million, including direct acquisition costs. The purchase price consisted of approximately $30.6 million of Farm Family Holdings' common stock ($31.5 million less certain expenses paid by Farm Family Life), approximately $5.8 million stated value of 6-1/8% voting preferred stock ($6 million less certain expenses paid by Farm Family Life) and approximately $1.9 million in direct acquisition costs. Under the terms of the Option Purchase Agreement, the price used to determine the number of shares of common and voting preferred stock issued in the acquisition was fixed at $35.72 per share. Farm Family Holdings issued 856,871 shares of common stock and 163,214 shares of voting preferred stock to the Selling Stockholders. After the acquisition, the Company's total number of common shares outstanding increased to 6,110,684.

Net cash provided by operating activities was $24.4 million and $12.3 million during the six month periods ended June 30, 1999 and 1998, respectively. The increase of $12.1 million in net cash provided by operating activities during the six months ended June 30, 1999 was primarily attributable to the additional operating cash flow from Farm Family Life.

Net cash used in investing activities was $1.6 million during the six months ending June 30, 1999 compared to $8.8 million for the same period in 1998. The decrease in cash used in investing activities resulted primarily from an increase in investment collections from fixed maturities and the net cash of Farm Family Life acquired offset partially by an increase in net policy loans issued and expenses incurred relating to the acquisition of Farm Family Life.

The Company has in place unsecured lines of credit with two banks under which it may borrow up to $17.0 million. At June 30, 1999, no amounts were outstanding on the lines of credit.

On April 27, 1999, the Company's Board of Directors adopted a stock repurchase plan that authorizes the Company to repurchase shares of the Company's common stock in an aggregate amount of up to $7,500,000. The repurchase program has been authorized for a one year period ending on April 27, 2000. The extent and timing of any repurchases will depend on market conditions and other corporate considerations.

Future Application of Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This statement, which is effective for the Company for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Management believes that the adoption of Statement 133 will not have a material impact on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Company's market risks of financial instruments and investment objectives have not materially changed since December 31, 1998. With the acquisition of Farm Family Life, however, the total amount of fixed maturity investments has increased substantially. The total fixed maturity portfolio at June 30, 1999 was $967.0 million compared to $301.5 million at December 31, 1998. The fair value of the Company's fixed maturity portfolio is sensitive to changes in interest rates. The Company estimates that if interest rates were to increase by 100 basis points from their June 30, 1999 levels, the Company's fixed maturity portfolio would decline in fair value by approximately $49.1 million.

The calculations involved in the computer simulations we utilized incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, the potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 6, 1999, Farm Family Holdings issued 856,871 shares of its common stock, par value $.01 per share and 163,214 shares of its 6 1/8% Preferred Stock, Series A, par value $.01 per share to the stockholders of Farm Family Life (the "Selling Stockholders") in exchange for all of the issued and outstanding capital stock of Farm Family Life pursuant to the terms of an Amended and Restated Option Purchase Agreement, by and among Farm Family Holdings and the Selling Stockholders.

Prior to its acquisition by Farm Family Holdings, Farm Family Life was owned by the Farm Bureaus or their affiliates in ten states. These entities, which comprised all of the Selling Stockholders, were Connecticut Farm Bureau Service Company, Delaware Farm Bureau Service Company, Inc., Maine Farm Bureau Service Company, Massachusetts Farm Bureau Service Company, Inc., New Hampshire Farm Bureau Federation, New Jersey Farm Bureau Service Company, New York Farm Bureau Service Company, Inc., Rhode Island Farm Bureau Federation, Inc., Vermont Farm Bureau, Inc. and West Virginia Farm Bureau, Inc.

Farm Family Holdings, Farm Family Casualty and Farm Family Life are each affiliated with the Selling Stockholders. Historically, substantially all of the directors of each company, have been directors or executive officers of, employed by or otherwise associated with the Selling Stockholders and their affiliates.

The shares of common and preferred stock issued in the acquisition were issued in private placements in reliance upon Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"). The share certificates issued in the acquisition contain legends to the effect that the shares have not been registered under the Securities Act and may not be reoffered or sold unless registered under the Securities Act or an exemption from such registration is available.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Farm Family Holdings' annual Meeting of Stockholders was held on April 27, 1999. At the meeting, (i) seven persons were elected as directors of Farm Family Holdings, and (ii) the appointment of PricewaterhouseCoopers LLP as Farm Family Holdings' independent auditors for the year 1999 was ratified. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below:

                                                                                  For           Against/Withheld         Abstained

      Election of Directors:
              Nominee
              Randolph C. Blackmer, Jr.                                         3,361,955             23,093
              Fred G. Butler, Sr.                                               3,363,463             21,585
              Sandra A. George                                                  3,364,547             20,501
              Stephen J. George                                                 3,375,274              9,774
              Arthur D. Keown, Jr.                                              3,365,084             19,964
              W. Bruce Krenning                                                 3,365,373             19,675
              William M. Stamp, Jr.                                             3,361,185             23,863

      Ratification of Auditors:                                                 3,353,487              4,015              27,546


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


Exhibit Number       Document Description

*2.1 Plan of Reorganization and Conversion dated February 14, 1996 as amended by Amendment No. 1, dated April 23, 1996

*3.1                Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2                Bylaws of Farm Family Holdings, Inc.

 3.3 Certificate of Designations of Junior Participating Cumulative Preferred Stock of Farm Family Holdings, Inc. (incorporated by reference to Exhibit 4.3 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

 3.4 Certificate of Corrections to Certificate of Designations of Junior Participating Cumulative Preferred Stock of Farm Family Holdings, Inc. (incorporated by reference to Exhibit
                    4.4 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

 3.5                Certificate of Designations of Farm Family Holdings, Inc.
                    Preferred Stock, Series A (incorporated by reference to
                    Exhibit 4.5 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15,
                    1999)

 4.1 Rights Agreement, dated as of July 29, 1997, between Farm Family Holdings, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to Farm Family Holdings, Inc.'s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 14, 1999)

Exhibit Number      Document Description

 4.2 Registration Rights Agreement, dated as of April 6, 1999 by and among Farm Family Holdings, Inc. and the Shareholders of the Farm Family Life Insurance Company (filed herewith)

10.1 Form of Membership List Purchase Agreement between Farm Family Mutual Insurance Company and each of the Farm Bureaus (incorporated by reference to Exhibit 10.9 to Form S-1, Registration No. 333-4446 filed with the Securities and Exchange Commission on May 3, 1996) as amended by Amendment No. 1 to Membership List Purchase Agreements, effective July 26, 1996 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1997) and Amendment No. 2 to Membership List Purchase Agreements (Farm Family Casualty Insurance Company), effective January 1, 1998 (filed herewith)

10.2 Form of Membership List Purchase Agreement between Farm Family Life Insurance Company and each of the Farm Bureaus, as amended by Amendment No. 1 to Membership List Purchase Agreements (Farm Family Life Insurance Company), effective January 1, 1998 (filed herewith)

10.3 Farm Family Life Insurance Company Annual Incentive Plan, as amended and restated as of October 27, 1998 (filed herewith)

10.4 Farm Family Supplemental Profit Sharing and Money Purchase Plan, effective January 1, 1997 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December 31, 1996) as amended by Amendment No. 1 to Supplemental Profit Sharing and Money Purchase Plan effective as of April 27, 1999 (filed herewith)

27                   Financial Data Schedule


*Incorporated by reference to Registration Statement No. 333-4446

Reports on Form 8-K

     A report on Form 8-K was filed on April 8, 1999 reporting a press release issued announcing that the Company acquired all of the outstanding capital stock of Farm Family Life Insurance Company pursuant to terms of an Amended and Restated Option Purchase Agreement.


     A report on Form 8-K was filed on April 20, 1999 reporting a press release issued providing additional pro forma financial information regarding the acquisition of Farm Family Life and filed required unaudited pro forma financial statements.

     A report on Form 8-K was filed on April 28, 1999 reporting a press release issued announcing operating results for the first quarter ended March 31, 1999.

     A report on Form 8-K/A was filed on June 14, 1999 reporting a correction to the description of the Rights Agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FARM FAMILY HOLDINGS, INC.
                                         (Registrant)




August 13, 1999 By: /s/ Philip P. Weber
--------------- ----------------------------------------------------------------
(Date)                Philip P. Weber, President & Chief Executive Officer
                              (Principal Executive Officer)




August 13, 1999 By:  /s/ Timothy A. Walsh
--------------- ----------------------------------------------------------------
(Date)          Timothy A. Walsh, Executive Vice President - Finance & Treasurer
                            (Principal Financial & Accounting Officer)

                                                                 Exhibit No. 4.2
                          REGISTRATION RIGHTS AGREEMENT


     REGISTRATION RIGHTS AGREEMENT (this "Agreement"), dated as of April 6, 1999, by and among FARM FAMILY HOLDINGS, INC., a Delaware corporation (the "Company"), and THE SHAREHOLDERS OF THE COMPANY set forth on the signature pages hereof (each, a "Shareholder" and collectively, the "Shareholders").

     WHEREAS, each of the Shareholders is the owner of the number of shares of common stock, par value $.01 per share, of the Company (the "Common Stock") set forth opposite the name of such Shareholder on Exhibit A hereto (collectively, the "Shares"); and

     WHEREAS, pursuant to the Amended and Restated Option Purchase Agreement, dated as of February 26, 1998, as amended by Amendment No. 1, dated as of April 28, 1998, and Amendment No. 2, dated as of January 14, 1999 (as so amended, the "Option Purchase Agreement"), by and among the Company and each of the Shareholders, the Company agreed to grant to the Shareholders certain registration rights with respect to the Shares upon the terms and subject to the conditions set forth herein.

     NOW THEREFORE, in consideration of the mutual covenants and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

     Section 1. Demand Registration.

     1.1 Notice. Upon the terms and subject to the conditions set forth herein, upon written notice by the holders of a majority of the Shares held by the Shareholders or their Permitted Transferees (as defined in Section 1.3) (the Shareholders and such Permitted Transferees being collectively referred to herein as the "Holders") requesting that the Company effect the registration under the Securities Act of 1933, as amended (the "Securities Act"), of the Shares held by such Holders, which notice shall specify the intended method or methods of disposition of such Shares, the Company will promptly give written notice of the proposed registration to all other Holders and will use its best efforts to effect (at the earliest possible date) the registration under the Securities Act of such Shares (and the Shares of any other Holders joining in such request as are specified in a written notice received by the Company within 20 days after receipt of the Company's written notice of the proposed registration) for disposition in accordance with the intended method or methods of disposition stated in such request; provided, however, that:

     (a) if the Company shall have previously effected a registration, the Company shall not be required to effect a registration pursuant to this Section 1 until 180 days shall have elapsed from the effective date of the most recent such previous registration;

     (b) if, upon receipt of a registration request pursuant to this Section 1, the Company is advised in writing, with a copy to the Holders of Shares proposed to be included in the offering (the "Selling Holders"), by a recognized independent investment banking firm selected by the Company that, in such firm's opinion, a registration at the time and on the terms requested would adversely affect any public offering of securities by the Company (other than in connection with employee benefit and similar plans) (a "Company Offering") that had been contemplated by the Company prior to the notice by the Holders requesting registration, the Company shall not be required to effect a registration pursuant to this Section 1 until the earliest of (i) 180 days after the completion of such Company Offering, (ii) the termination of any "blackout" period required by the underwriters, if any, to be applicable to the Holders in connection with such Company Offering, (iii) promptly after abandonment of such Company Offering or (iv) 180 days after the date of written notice by the Holders requesting registration;

     (c) if, while a registration request is pending pursuant to this Section 1, the Company determines in the good faith judgment of the general counsel of the Company that the filing of a registration statement would require the disclosure of material information that the Company has a bona fide business purpose for preserving as confidential or the Company is unable to comply with the requirements of the Securities and Exchange Commission ("SEC"), the Company shall not be required to effect a registration pursuant to this Section 1 until the earlier of (i) the date upon which such material information is disclosed to the public or ceases to be material or (ii) 120 days after the Company makes such good faith determination;

     (d) subject to Section 2.3(b), Holders shall have the right to exercise registration rights pursuant to this Section 1 only once; and

     (e) the number of Shares registered pursuant to a registration requested pursuant to this Section 1, (i) shall represent more than 35% of the Shares and
(ii) shall have an aggregate expected offering price of at least $10 million.

     1.2 Registration Expenses. All Registration Expenses (as defined in Section
6) for any registration requested pursuant to this Section 1 shall be paid 50% by the Company and 50% by the Selling Holders, on the basis of the respective amounts of the securities then being registered on behalf of each of such Selling Holder; provided that if any securities are registered for sale for the account of any Person (as such term is defined in Section 2(2) of the Securities
Act) other than the Selling Holders pursuant to Section 1, each such other Person shall bear its pro rata share of the Registration Expenses.

     1.3 Permitted Transferees. As used in this Agreement, "Permitted Transferees" shall mean any transferee, whether direct or indirect, of Shares designated by any Shareholder in a written notice to the Company as provided for in Section 7.6. Such written notice shall be signed by such Shareholder and the Permitted Transferee so designated and shall include an undertaking by the Permitted Transferees to comply with the terms and conditions of this Agreement applicable to such Shareholder. Permitted Transferees will be entitled to the benefits of this Agreement.

     1.4 Third Person Shares. The Company shall have the right to cause the registration of securities for sale for its own account or for the account of any Person in any registration of Shares requested pursuant to this Section 1; provided that the Company shall not have the right to cause the registration of such securities if the managing underwriter of any underwritten offering shall advise the Company in writing (with a copy to each Selling Holder) that, in such firm's opinion, registration of such securities would materially and adversely affect the offering and sale of Shares then contemplated by the Selling Holders.

     1.5 Selection of Underwriters. If a requested registration pursuant to this
Section 1 involves an underwritten offering, there shall be selected one or more underwriters for such Shares, such underwriters to be selected by the holders of a majority of the Shares held by the Selling Holders requesting such registration.

     1.6 Priority in Requested Registrations. If a requested registration pursuant to this Section 1 involves an underwritten offering, and the managing underwriter shall advise the Selling Holders requesting registration of Shares in writing (with a copy to the Company) that, in its opinion, the inclusion of all the securities to be included in such registration would interfere with the sale of the Shares to be sold in such offering by the Selling Holders within a price range acceptable to the majority (by number of Shares) of the Selling Holders requesting such registration, the Company will include in such registration (i) first, Shares requested to be included in such registration by such Selling Holders, pro rata among such Selling Holders on the basis of the number of Shares which are requested by them and (ii) second, securities of the Company proposed by the Company to be sold for its own account or for the account of any Person.

     1.7 Effective Registration. Notwithstanding any provision herein to the contrary, a registration requested pursuant to Section 1.1 hereof shall not be deemed to have been effected (and not requested for purposes of Section 1.1) (i) unless the registration statement relating thereto has become effective under the Securities Act, (ii) if after it has become effective such registration is interfered with by any stop order, injunction or other order or requirement of the SEC or other governmental agency or court for any reason other than a misrepresentation or omission by a Selling Holder and, as a result thereof, the Shares requested to be registered cannot be completely distributed in accordance with the plan of distribution, (iii) if the conditions to closing specified in the purchase agreement or underwriting agreement entered into in connection with such registration are not satisfied or waived other than by reason of some act or omission by a Selling Holder or (iv) if, pursuant to Section 1.6, less than all of the Shares requested to be registered were actually registered.


     Section 2. Registration Procedures.

     2.1 Registration and Qualification. If and whenever the Company is required to use its best efforts to effect the registration of any Shares under the Securities Act as provided in Section 1, the Company will as promptly as is practicable:

     (a) prepare, file and use its best efforts to cause to become effective a registration statement under the Securities Act regarding such Shares, which registration statement will be on a form consistent with the intended method of distribution thereof; provided, however, that before filing with the SEC a registration statement or prospectus, the Company shall furnish to counsel for the Selling Holders copies of all such documents proposed to be filed, which documents shall be subject to the reasonable and timely review of counsel for the Selling Holders. The Company will also notify counsel for the Selling Holders of any stop order issued or threatened by the SEC and take all reasonable actions required to prevent the entry of such stop order or to remove it if entered;

     (b) prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the disposition of such Shares until the earlier of (i) such time as such Shares have been disposed of in accordance with the intended methods of disposition by the Selling Holders set forth in such registration statement or (ii) such time as such Shares are no longer required to be registered for the sale thereof by the Holder thereof by reason of Rule 144(k) of the SEC under the Securities Act or any other rule of similar effect;

     (c) furnish to the Selling Holders and to any underwriter of such Shares such number of conformed copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies (one of which will be fully executed) of the prospectus included in such registration statement (including each preliminary prospectus and any summary prospectus), in conformity with the requirements of the Securities Act, such documents incorporated by reference in such registration statement or prospectus, and such other documents as the Selling Holders or such underwriter may reasonably request;

     (d) use its best efforts to register or qualify all Shares covered by such registration statement under such other securities or blue sky laws of such United States jurisdictions as the Selling Holders or any underwriter of such Shares shall reasonably request, and do any and all other acts and things which may be necessary or advisable to enable the Selling Holders or any underwriter to consummate the disposition in such jurisdictions of its Shares covered by such registration statement, except that the Company shall not for any such purpose be required to qualify generally to do business as a foreign corporation in any jurisdiction where it is not so qualified, or to subject itself to taxation in any such jurisdiction, or to consent to general service of process in any such jurisdiction;

     (e) (i) furnish to the Selling Holders, addressed to them, an opinion of counsel for the Company, dated the date of the closing under the underwriting agreement, and (ii) use its best efforts to furnish to the Selling Holders, addressed to them, a "cold comfort" letter signed by the independent public accountants who have certified the Company's financial statements included in such registration statement, covering substantially the same matters with respect to such registration statement (and the prospectus included therein) and, in the case of such accountants' letter, with respect to events subsequent to the date of such financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities and such other matters as the Selling Holders may reasonably request;

     (f) immediately notify the Selling Holders at any time when a prospectus relating to a registration pursuant to Section 1 is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and at the request of the Selling Holders prepare and furnish to the Selling Holders a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such Shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they are made, not misleading;

     (g) make available senior management personnel to participate in, and cause them to cooperate with the underwriters in connection with, the "road show" and other customary marketing activities, including "one-on-one" meetings with prospective purchasers of the Shares; and

     (h) otherwise use commercially reasonable efforts to comply with all applicable rules and regulations of the SEC, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering a period of at least 12 months, beginning with the first month after the effective date of the registration statement (as the term "effective date" is defined in Rule 158(c) under the Securities Act), which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act and Rule 158 thereunder.

     The Company may require the Selling Holders to furnish the Company with such information regarding the Selling Holders and the distribution of such securities as the Company may from time to time reasonably request in writing and as shall be required by law, the SEC or any securities exchange on which any shares of Common Stock are then listed for trading in connection with any registration.

     Each Selling Holder agrees that upon receipt of any notice from the Company of the happening of any event of the kind described in Section 2.1(f), such Selling Holder will forthwith discontinue its disposition of Shares pursuant to the registration statement relating to such Shares until such Selling Holder's receipt of the copies of the supplemented or amended prospectus contemplated by
Section 2.1(f) and, if so directed by the Company, such Selling Holder will deliver to the Company (at the Company's expense) all copies (other than permanent file copies then in such Selling Holder's possession) of the prospectus relating to such Shares current at the time of receipt of such notice.

     2.2 Underwriting. If requested by the underwriters for any underwritten offering of Shares pursuant to a registration requested hereunder (including any registration under Section 2 which involves, in whole or in part, an underwritten offering), the Company will use reasonable efforts to enter into an underwriting agreement with such underwriters for such offering, such agreement to be reasonably satisfactory in substance and form to the Company and to contain such representations and warranties by the Company and such other terms and provisions as are customarily contained in underwriting agreements with respect to secondary distributions, including, without limitation, indemnities and contribution to the effect and to the extent provided in Section 4 and the provision of opinions of counsel and accountants' letters to the effect and to the extent provided in Section 2.1(e). The Selling Holders of Shares to be distributed by such underwriters shall be parties to any such underwriting agreement, and the representations and warranties by, and the other agreements on the part of, the Company to and for the benefit of such underwriters shall also be made to and for the benefit of such Selling Holders.

     2.3 Blackout Periods. (a) At any time when a registration statement effected pursuant to Section 1 relating to Shares is effective, upon written notice from the Company to the Selling Holders that the Company determines in the good faith judgment of the general counsel of the Company that the Selling Holders sale of Shares pursuant to the registration statement would require disclosure of material information which the Company has a bona fide business purpose for preserving as confidential or the Company is unable to comply with SEC requirements (an "Information Blackout"), the Selling Holders shall suspend sales of Shares pursuant to such registration statement until the earlier of (i) the date upon which such material information is disclosed to the public or ceases to be material, (ii) 120 days after the Company makes such good faith determination or (iii) such time as the Company notifies the Selling Holders that sales pursuant to such registration statement may be resumed (the number of days from such suspension of sales of the Selling Holders until the day when such sales may be resumed hereunder is hereinafter called a "Sales Blackout Period").

     (b) Any delivery by the Company of notice of an Information Blackout during the 120 days immediately following effectiveness of any registration statement effected pursuant to Section 1 shall give the Selling Holders the right, by notice to the Company within 20 days after the end of such blackout period, to cancel such registration and obtain for the Holders one additional registration right (a "Blackout Termination Right") under Section 1.1(d).

     (c) If there is an Information Blackout and the Selling Holders do not exercise the cancellation right, if any, pursuant to clause (b) of this Section 2.3, or, if such cancellation right is not available, the period set forth in
Section 2.1(b)(ii) shall be extended for a number of days equal to the number of days in the Sales Blackout Period.

     2.4 Listing. In connection with the registration of any offering of Shares pursuant to this Agreement, the Company agrees to use its best efforts to effect the listing of such Shares on any securities exchange on which any shares of the Common Stock are then listed or otherwise facilitate the public trading of such Shares.

     2.5 Holdback Agreement. To the extent not inconsistent with applicable law, each Shareholder agrees not to effect any public sale or distribution of any equity securities of the Company, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and the 90 days after any registration pursuant to Section 1 has become effective, except as part of such registration, if and to the extent requested by the Company in the case of a non-underwritten public offering or if and to the extent requested by the managing underwriter or underwriters in the case of an underwritten public offering.

     Section 3. Preparation; Reasonable Investigation. In connection with the preparation and filing of each registration statement registering Shares under the Securities Act pursuant to this Agreement, the Company will give the Selling Holders and the underwriters, if any, and their respective counsel and accountants, such reasonable and customary access to its books and records and such opportunities to discuss the business, financial condition and results of operations of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary, in the opinion of the Selling Holders and such underwriters or their respective counsel, to conduct a reasonable investigation within the meaning of the Securities Act.

     Section 4. Indemnification and Contribution.

     4.1 Indemnification and Contribution. (a) In the event of any registration of any Shares hereunder, the Company will enter into customary indemnification arrangements to indemnify and hold harmless each of the Selling Holders, each of their respective directors and officers, each Person who participates as an underwriter in the offering or sale of such securities, each officer and director of each underwriter, and each Person, if any, who controls each such Selling Holder or any such underwriter within the meaning of the Securities Act against any losses, claims, damages, liabilities and expenses, joint or several, to which such Person may be subject under the Securities Act or otherwise insofar as such losses, claims, damages, liabilities or expenses (or actions or proceedings in respect thereof) arise out of are based upon (i) any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which such securities were registered under the Securities Act, any preliminary prospectus or final prospectus included therein, or any amendment or supplement thereto, or any document incorporated by reference therein, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse each such Person, as incurred, for any legal or any other expenses reasonably incurred by such Person in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided, however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, any such preliminary prospectus or final prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Company by the Selling Holders or such underwriter specifically for use in the preparation thereof and provided further that the Company shall not be liable to any Person who participates as an underwriter in the offering or sale of Shares or any other Person, if any, who controls such underwriter within the meaning of the Securities Act, in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of such Person's failure to send or give a copy of the final prospectus, as the same may be then supplemented or amended, to the Person asserting an untrue statement or alleged untrue statement or omission or alleged omission at or prior to the written confirmation of the sale of Shares to such Person if such statement or omission was corrected in such final prospectus. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Selling Holders or any such Person and shall survive the transfer of such securities by the Selling Holders. The Company also shall agree to provide for contribution as shall reasonably be requested by the Selling Holders or any underwriters in circumstances where such indemnity is held unenforceable.

     (b) The Selling Holders, by virtue of exercising their respective registration rights hereunder, agree and undertake, jointly and severally, to enter into customary indemnification arrangements to indemnify and hold harmless (in the same manner and to the same extent as set forth in clause (a) of this Section 4), jointly and severally, the Company, each director of the Company, each officer of the Company who shall sign such registration statement, each Person who participates as an underwriter in the offering or sale of such securities, each officer and director of each underwriter, and each Person, if any, who controls the Company or any such underwriter within the meaning of the Securities Act, with respect to any statement in or omission from such registration statement, any preliminary prospectus or final prospectus included therein, or any amendment or supplement thereto, if, but only to the extent that, such statement or omission was made in reliance upon and in conformity with written information furnished by the Selling Holders to the Company specifically for inclusion in such registration statement or prospectus. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling Person and shall survive the transfer of the registered securities by the Selling Holders. The Selling Holders also shall agree to provide for contribution as shall reasonably be requested by the Company for any underwriters in circumstances where such indemnity is held unenforceable.

     (c) Indemnification and contribution similar to that specified in the preceding subdivisions of this Section 4 (with appropriate modifications) shall be given by the Company and the Selling Holders with respect to any required registration or other qualification of such Shares under any federal or state law or regulation of governmental authority other than the Securities Act.

     Section 5. Benefits and Termination of Registration Rights. The Shareholders may jointly exercise the registration rights granted hereunder in such manner and proportions as they shall agree among themselves; provided, however, any Permitted Transferees of Shares shall be subject to and bound by all of the terms and conditions hereof applicable to any Shareholder and, to the extent that a Permitted Transferee requests to be included in an offering, to those terms and conditions expressly applicable to Selling Holders. The registration rights hereunder shall cease to apply to Shares: (a) when a registration statement with respect to the sale of such Shares shall have become effective under the Securities Act and such Shares shall have been disposed of in accordance with the intended methods of disposition by the Selling Holders set forth in such registration statement; (b) such time as such Shares are no longer required to be registered for the sale thereof by the Holder thereof by reason of Rule 144(k) of the SEC under the Securities Act or any other rule of similar effect; (c) when they shall have been otherwise transferred, new certificates for them not bearing a legend restricting further transfer shall have been delivered by the Company and subsequent public distribution of them shall not require registration or qualification of them under the Securities Act or any similar state law then in force; (d) when they shall have ceased to be outstanding; or (e) in all events, on the second anniversary of the date of this Agreement.

     Section 6. Registration Expenses. As used in this Agreement, the term "Registration Expenses" means all expenses incident to the Company's performance of or compliance with the registration requirements set forth in this Agreement including, without limitation, the following: (a) the fees, disbursements and expenses of the Company's counsel and accountants in connection with the registration of Shares to be disposed of under the Securities Act; (b) all expenses in connection with the preparation, printing and filing of the registration statement, any preliminary prospectus or final prospectus, any other offering document and amendments and supplements thereto and the mailing and delivering of copies thereof to the underwriters and dealers;

(c) the cost of printing and producing any agreement(s) among underwriters, underwriting agreement(s), and blue sky or legal investment memoranda, any selling agreements and any amendments thereto or other documents in connection with the offering, sale or delivery of Shares to be disposed of; (d) all expenses in connection with the qualification of Shares to be disposed of for offering and sale under state securities laws, including the fees and disbursements of counsel for the underwriters in connection with such qualification and in connection with any blue sky and legal investment surveys;
(e) the filing fees incident to securing any required review by the securities exchange on which any shares of the Common Stock are then listed of the terms of the sale of Shares to be disposed of; (f) the costs of preparing stock certificates; and (g)the costs and charges of the Company's transfer agent and registrar. Registration Expenses shall not include underwriting discounts and underwriters commissions attributable to the Shares being registered for sale on behalf of the Selling Holders, which shall be paid by the Selling Holders.

     Section 7. Miscellaneous.

     7.1 No Inconsistent Agreements. The Company shall not on or after the date of this Agreement enter into any agreement with respect to its securities that violates the rights expressly granted to the Shareholders in this Agreement.

     7.2 Assignment. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and with respect to the Company, its respective successors and assigns, and with respect to any Shareholder, any Permitted Transferees of the Shares.

     7.3 Governing Law; Jurisdiction. This Agreement shall be construed, performed and enforced in accordance with, and governed by, the laws of the State of New York applicable to contracts executed in and to be performed in that State.

     7.4 Severability. In the event that any part of this Agreement is declared by any court or other judicial or administrative body to be null, void or unenforceable, said provision shall survive to the extent it is not so declared, and all of the other provisions of this Agreement shall remain in full force and effect.

     7.5 Rule 144. If and for so long as the Company is subject to the reporting requirements of the Exchange Act, the Company shall take measures and file such information, documents, and reports as shall be required by the SEC as a condition to the availability of Rule 144 (or any successor provision) under the Securities Act.

     7.6 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if (i) delivered personally, or (ii) sent by reputable overnight courier service, or (iii) telecopied (which is confirmed), or (iv) five days after being mailed by registered or certified mail return receipt requested) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

                  (a)      If to the Company, to:

                           Farm Family Holdings, Inc.
                           P.O. Box 656
                           Albany, New York  12201-0656

                           Attention:  General Counsel
                                       Telephone: (518) 431-5409
                                       Telecopy:  (518) 431-5999

                  (b)      If to the Shareholders, to:
                           The addresses of each Shareholder listed on Exhibit A hereto.

                           with a copy to:

                           Dewey Ballantine
                           1301 Avenue of the Americas
                           New York, New York  10019

                           Attention:  Jeff Liebmann

     7.7 Amendments; Waivers. This Agreement may be amended or modified, and any of the terms, covenants or conditions hereof may be waived, only by a written instrument executed by the parties hereto, or in the case of a waiver, by the party waiving compliance. Any waiver by any party of any condition, or of the breach of any provision, term or covenant contained in this Agreement, in any one or more instances, shall not be deemed to be nor construed as furthering or continuing waiver of any such condition or of the breach of any other provision, term or covenant of this Agreement.

     7.8 Section and Paragraph Headings. The section and paragraph headings in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

     7.9 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which shall constitute the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the date first above written.

                                               FARM FAMILY HOLDINGS, INC.


                                            By /s/ Philip P. Weber
                                               ----------------------
                                            Name: Philip P. Weber
                                            Title: President & C.E.O.


                                                CONNECTICUT FARM BUREAU
                                                   SERVICE COMPANY


                                            By /s/ Randolph Blackman, Jr.
                                               -----------------------------
                                            Name: Randolph Blackman, Jr.
                                            Title: President


                                                DELAWARE FARM BUREAU SERVICE
                                                    COMPANY, INC.


                                            By /s/ Robert L. Baker
                                               ----------------------
                                            Name: Robert L. Baker
                                            Title: President


                                                MAINE FARM BUREAU SERVICE
                                                       COMPANY


                                            By /s/ Sandra A. George
                                              -----------------------
                                            Name: Sandra A. George
                                            Title: President


                                                MASSACHUSETTS FARM BUREAU
                                                   SERVICE COMPANY, INC.


                                            By /s/ Arthur D. Keown, Jr.
                                              ---------------------------
                                            Name:  Arthur D. Keown, Jr.
                                            Title: President

                                                NEW HAMPSHIRE FARM BUREAU
                                                      FEDERATION


                                             By /s/ Frank W. Reinhold, Jr.
                                                -----------------------------
                                             Name: Frank W. Reinhold, Jr.
                                             Title: Second Vice President, NHFBF


                                               NEW JERSEY FARM BUREAU SERVICE
                                                          COMPANY


                                              By /s/ Walter Ellis, Jr.
                                                 ------------------------
                                              Name: Walter Ellis, Jr.
                                              Title: President


                                               NEW YORK FARM BUREAU SERVICE
                                                      COMPANY, INC.


                                                By /s/ John W. Lincoln
                                                  ----------------------
                                                Name: John W. Lincoln
                                                Title: President


                                                RHODE ISLAND FARM BUREAU
                                                     FEDERATION, INC.


                                                By /s/ William M. Stamp, Jr.
                                                  ----------------------------
                                                Name: William M. Stamp, Jr.
                                                Title: President


                                                 VERMONT FARM BUREAU, INC.


                                                By /s/ Clark W. Hinsdale III
                                                  ----------------------------
                                                Name: Clark W. Hinsdale III
                                                Title: President


                                                 WEST VIRGINIA FARM BUREAU, INC.


                                                 By /s/ Charles Wilfong
                                                   ----------------------
                                                 Name: Charles Wilfong
                                                 Title: President

                                                                EXHIBIT A

                           FARM FAMILY HOLDINGS, INC.

                                  SHAREHOLDERS


Registered Holder                                            Number of Shares
-----------------                                            ----------------

Connecticut Farm Bureau Service Company
510 Pigeon Hill Road
Windsor, Connecticut  06095-2112                                 69,449

Delaware Farm Bureau Service Company, Inc.
233 S. Dupont Highway
Camden-Wyoming, Delaware  19934                                  38,585

Maine Farm Bureau Service Company
RR 4, Box 1254
4 Gabriel Drive
Augusta, Maine  04330-9322                                       15,449

Massachusetts Farm Bureau Service Company, Inc.
466 Chestnut Street
Ashland, Massachusetts  01721-2299                              100,322

New Hampshire Farm Bureau Federation
295 Sheep Davis Road
Concord, New Hampshire  03301                                        26

New Jersey Farm Bureau Service Company
168 W. State Street
Trenton, New Jersey  08608                                      231,527

New York Farm Bureau Service Company, Inc.
Route 9W, Box 992
Glenmont, New York  12077-0992                                  339,578

Rhode Island Farm Bureau Federation, Inc.
201 Comstock Parkway
Cranston, Rhode Island  02921-2007                               30,882

Vermont Farm Bureau, Inc.
RR 2, Box 123
Richmond, Vermont  05477-9605                                       171

West Virginia Farm Bureau, Inc.
1 Red Rock Road
Buckhannon, West Virginia  26201                                 30,882
                                                                --------

Total                                                           856,871
                                                                --------
                                                                --------

                                                                EXHIBIT 10.1

                               AMENDMENT NO. 2 TO
                       MEMBERSHIP LIST PURCHASE AGREEMENTS
                    (Farm Family Casualty Insurance Company)



Amendment No. 2, effective January 1, 1998, to those certain Membership List Purchase Agreements ("MLP Agreements") effective January 1, 1996, among Farm Family Casualty Insurance Company (formerly known as Farm Family Mutual Insurance Company) (the "Insurer"), Connecticut Farm Bureau Association, Inc., Delaware Farm Bureau, Inc., Maine Farm Bureau Association, Massachusetts Farm Bureau Federation, Inc., New Hampshire Farm Bureau Federation, New Jersey Farm Bureau, New York Farm Bureau, Inc., Rhode Island Farm Bureau Federation, Inc., Vermont Farm Bureau, Inc., and West Virginia Farm Bureau, Inc. (collectively, the "Farm Bureaus"); Rural Agency and Brokerage, Inc., Rural Agency and Brokerage of New Hampshire, Inc., Rural Insurance Agency and Brokerage of Massachusetts, Inc., R.A.A.B. of W. Va., Inc. (collectively, the "Subsidiaries"); and Farm Family Holdings, Inc. ("FFH").

WHEREAS, the parties wish to amend the MLP Agreements to grant the Insurer the right to use the Farm Bureaus' membership lists for the purpose of marketing financial services and products to Farm Bureau members.

NOW, THEREFORE, for good and valuable consideration, receipt of which is hereby severally acknowledged, the parties agree as follows:

     1. The second sentence of Paragraph 4 of the MLP Agreements shall be deleted in its entirety and replaced with the following: "The Insurer and its agents will use the names and addresses only for the purposes of marketing to the Farm Bureau's members: (i) the Insurer's insurance products; and (ii) the financial services and products of financial institutions, including but not limited to, banks, broker-dealers, investment companies and insurance companies."

     2. The second sentence of Paragraph 5 of the MLP Agreements shall be deleted in its entirety and replaced with the following: "The Farm Bureau agrees not to promote or endorse the sale of the products of any other insurer, except Farm Family Life Insurance Company, or the financial services and products of any financial institution, including but not limited to, banks, broker-dealers, investment companies and insurance companies, without the prior written consent of the Insurer."

     3. Unless otherwise defined herein, all capitalized terms shall have the meanings as provided in the MLP Agreements.

     4. This Amendment may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same document.

     5. Except as otherwise provided herein, all terms and conditions of the MLP Agreements shall remain in full force and effect.




FARM FAMILY CASUALTY
INSURANCE COMPANY


By: /s/ Philip P. Weber
         President & CEO

CONNECTICUT FARM BUREAU             NEW JERSEY FARM BUREAU
ASSOCIATION, INC.


By:  /s/ Norma R. O'Leary           By:  /s/ John I. Rigolizzo, Jr.
         President                           President

Date:  4/27/98                      Date:  2/17/98


DELAWARE FARM BUREAU, INC.          NEW YORK FARM BUREAU, INC.

By:  /s/ Joseph E. Calhoun          By:  /s/ Jeffery H. Kirby
         President                           Secretary/Treasurer

Date:  2/25/98                      Date:  12/7/98

MAINE FARM BUREAU                   RHODE ISLAND FARM BUREAU
ASSOCIATION                              FEDERATION, INC.

By:  /s/ Sandra A. George           By:  /s/ William M. Stamp, Jr.
         President                           President

Date:  3/26/98                      Date:  2/24/98


MASSACHUSETTS FARM BUREAU           VERMONT FARM BUREAU, INC.

By:  /s/ Arthur D. Keown, Jr.       By:  /s/ Clark W. Hinsadale III
         President                           President

Date:  7/27/99                      Date:  5/26/99


NEW HAMPSHIRE FARM BUREAU           WEST VIRGINIA FARM BUREAU,
FEDERATION                                    INC.

By:  /s/ Gordon H. Gowen            By:  /s/ Charles Wilfong
         President                           President

Date:  2/14/98                      Date:  1/25/99

THE UNDERSIGNED HEREBY ACKNOWLEDGE AND AGREE TO THE TERMS AND CONDITIONS OF PARAGRAPH 6 OF THE MLP AGREEMENTS, AS AMENDED.


RURAL AGENCY AND BROKERAGE,          RURAL AGENCY AND BROKERAGE
INC.                                 OF NEW HAMPSHIRE, INC.

By:  /s/ Philip P. Weber             By:  /s/ Philip P. Weber
         President                             President

Date:  6/3/99                        Date:  6/3/99


RURAL INSURANCE AGENCY AND          R.A.A.B. OF W. VA., INC.
BROKERAGE OF MASSACHUSETTS, INC.

By:  /s/ Philip P. Weber            By:  /s/ Philip P. Weber
         President                           President

Date:  6/3/99                       Date:  6/3/99



THE UNDERSIGNED HEREBY ACKNOWLEDGES AND AGREES TO THE TERMS AND CONDITIONS OF PARAGRAPHS 1, 6(A), 6(C) - 6(H), AND 12 OF THE MLP AGREEMENTS, AS AMENDED.



FARM FAMILY HOLDINGS, INC.


By:  /s/ Philip P. Weber
         President & CEO

Date:  6/3/99

                                                                    EXHIBIT 10.2
                       MEMBERSHIP LIST PURCHASE AGREEMENT


The ________________________, a corporation organized and existing pursuant to the laws of the State of _______________, having its office and principal place of business at ________________________ (hereinafter referred to as the "Farm Bureau") and Farm Family Life Insurance Company , a New York domestic insurance company organized and existing pursuant to the laws of the State of New York and having its principal offices and place of business at 344 Route 9W, Glenmont, New York 12077 (mailing: P.O. Box 656, Albany, N.Y. 12201-0656) (hereinafter referred to as the "Insurer") and United Farm Family Insurance Company (hereinafter referred to as the "Subsidiary") agree as follows: .

1. The term of this Agreement shall be for six (6) years commencing on January 1, 1996. This Agreement shall be automatically renewed for successive one-year terms unless either party gives the other written notice of its intention not to renew this Agreement at least sixty (60) days prior to December 31, 2001 and each anniversary thereafter.

2. On or before January 1, 1996, and annually thereafter for the term of this Agreement, including any renewed term, the Farm Bureau will provide the Insurer with mailing lists consisting of the name, address and membership number of all of the Farm Bureau's members who are in good standing. The list shall be in a form prescribed by the Insurer and shall be compatible with the Insurer's electronic data processing requirements. During the term of this Agreement and any renewals, the Farm Bureau will provide the Insurer with all additions, deletions and changes to the membership list including change of Farm Bureau membership status in a form prescribed by the Insurer to be compatible with the Insurer's electronic processing requirements.

3. The Insurer, in conjunction with Farm Family Mutual Insurance Company, shall maintain the membership list for the mutual benefit of the parties to this Agreement. At the request of the Farm Bureau, the Insurer shall produce labels, lists, billings and other output from the membership list for the Farm Bureau at cost.

4. The Insurer agrees that the names and addresses that are provided by the Farm Bureau will at all times remain the property of the Farm Bureau. The Insurer and its agents will use the names and addresses only for the purposes of marketing the Insurer's insurance products to the Farm Bureau's members. The Insurer further agrees that the mailing lists which are the subject of this Agreement are the valuable properties of the Farm Bureau and will not be divulged, disclosed or otherwise disseminated to any other person or persons without the express written consent of the Farm Bureau. The Insurer agrees that it acquires no proprietary interest in the mailing list as a result of this Agreement.

5. The Farm Bureau agrees that it will not release its membership list to any third party, except Farm Family Mutual Insurance Company, without the prior written consent of the Insurer. The Farm Bureau agrees not to promote or endorse the sale of the products of any other insurer , except Farm Family Mutual Insurance Company, without the prior written consent of the Insurer.

6. (A) The Farm Bureau and the Insurer hereby acknowledge that the American Farm Bureau Federation ("AFBF") is the owner of the marks "FARM BUREAU" and "FB" (hereinafter referred to as the "Marks") and the United States Service Marks Registration Nos. 594,500 and 1,022,111, and others with respect thereto; that AFBF has licensed the Farm Bureau to use the Marks; and, that AFBF has authorized the Farm Bureau to sublicense the Marks according to the terms and conditions of this Agreement, subject to approval and revocation of approval by the AFBF Board of Directors.

     (B) The Farm Bureau grants to Insurer, and Insurer accepts, an exclusive, nontransferable right to use the Marks and the Farm Bureau's other names and logos (excluding those names and logos owned by AFBF other than the Marks) only in connection with the promotion and sale of insurance products within the State of _______________ upon the terms and conditions, and, for the term of this Agreement.

     (C) Insurer agrees that the nature and quality of all insurance products offered or sold by Insurer shall meet or exceed the standards required by applicable state laws and regulations and shall be appropriate for the needs of Farm Bureau members. Insurer shall permit the Farm Bureau or its representatives to inspect all insurance products upon request and all promotional materials used in connection therewith. Farm Bureau, either acting alone or at the direction of AFBF, shall have the right to revoke Insurer's right to use the Marks and Farm Bureau's other names and logos in the event that, in the judgment of Farm Bureau and/or AFBF, the level of the nature and quality of the insurance products offered or sold by Insurer is not appropriate for the needs of Farm Bureau members.

     (D) Insurer agrees to use, display and reproduce the Marks only in the form and manner as are prescribed from time to time by the Farm Bureau and the AFBF. The notice (R) shall always appear in conjunction with the Marks. The words "Farm Bureau" shall always appear in all capitals or in initial capitals and followed by the notice (R). Insurer shall not use the Marks in its company, corporate or trade names.

     (E) Notwithstanding paragraph 1 of this Agreement, Insurer shall immediately discontinue use of the Marks in the event the Farm Bureau terminates its membership in the AFBF, or, in the event that AFBF otherwise revokes the license granted to the Farm Bureau to use the Marks. The service mark license granted to Insurer in paragraph 6 of this Agreement, may be revoked by the Farm Bureau alone or by the Farm Bureau at the direction of AFBF if Insurer violates any terms of this paragraph 6 and fails to cure such violation after 30 days written notice thereof to Insurer.

     (F) Nothing in this Agreement shall be deemed to constitute an assignment of the Marks or to give Insurer any right, title or interest in and to the Marks other than the right to use in accordance with this Agreement. Insurer shall not register or apply to register the Marks or any confusingly similar marks in the Patent and Trademark office or in any other jurisdiction or institution in the United States or elsewhere in the world. Insurer shall not represent in any manner that it owns the Marks, nor shall Insurer attack the title of AFBF to the Marks, or attack the validity or enforceability of the Marks.

     (G) Insurer shall notify AFBF and the Farm Bureau promptly of any unauthorized use of the Marks by others which comes to its attention, or to the attention of its officers, directors, employees or agents. AFBF shall have the sole right, but no obligation, to bring or defend infringement, unfair competition or other proceedings involving the Marks. When requested by AFBF, Insurer shall cooperate with AFBF in efforts to stop an infringement or other violation of the Marks or to defend the Marks against attack.

     (H) The rights granted to Insurer under this paragraph 6 of this Agreement are extended so as to permit Insurer also to use the Marks through the Subsidiary. The Subsidiary agrees to assume and fulfill the same obligations to Farm Bureau and AFBF as those agreed to by Insurer under the terms and conditions of this paragraph 6 of this Agreement, and to otherwise comply with all of the terms and conditions of this paragraph 6 of this Agreement. The Subsidiary may not assign its rights or obligations under this paragraph 6 of this Agreement without the prior written consent of the Farm Bureau and the AFBF.

7. The Insurer may grant any right it has received under the terms of this Agreement except any rights arising (a) under or relating to the Marks or
     (b) under or relating to paragraph 6 of this Agreement, to any of its agents, subsidiaries or affiliates, without the consent of the Farm Bureau.

8. The Insurer agrees to pay the Farm Bureau on or about March 1, 1996, and annually thereafter during the term of this Agreement, including any renewed term, an amount equal to the sum of seven dollars and fifty cents ($7.50) for each member of the Farm Bureau as reported on the Annual Membership Census reported by the American Farm Bureau Federation at its Annual Meeting for each respective year.

9. This Agreement contains the entire Agreement of the parties and can be modified or changed only in writing which is signed by the parties. In the event of any dispute hereunder except a dispute arising (a) under or relating to the Marks or (b) under or relating to paragraph 6 of this Agreement, the parties agree that such dispute will be settled by binding arbitration pursuant to the rules of the American Arbitration Association.

10. Whenever notice is required under the terms of this Agreement, it shall be given in writing and sent by registered or certified mail, or by personal delivery to the address of the parties hereinabove set forth, or at such other address as shall be designated in accordance with this paragraph. Receipt shall be deemed to have been made upon mailing or personal delivery, whichever first occurs.

11. This Agreement contains the entire Agreement and understanding between the parties with respect to the subject matter hereof. This Agreement shall be construed and interpreted in accordance with the laws of the State of New York.

12. The rights and obligations of the Insurer under this Agreement may be assigned to a successor in interest upon written notice to the Farm Bureau
     - provided however, that any rights arising (a) under or relating to the Marks or (b) under or relating to paragraph 6 of this Agreement, may not be assigned hereunder without the prior written consent of the AFBF.


Dated: ____________________


                       ____________________ FARM BUREAU


                       By: ______________________________________
                                    President


                       FARM FAMILY LIFE INSURANCE COMPANY


                       By: ______________________________________
                                 Philip P. Weber
                            Executive Vice President
                           and Chief Executive Officer

THE UNDERSIGNED HEREBY ACKNOWLEDGES AND AGREES TO THE TERMS AND CONDITIONS OF PARAGRAPH 6 OF THIS AGREEMENT.

UNITED FARM FAMILY INSURANCE COMPANY

By: ______________________________________

                               AMENDMENT NO. 1 TO
                       MEMBERSHIP LIST PURCHASE AGREEMENTS
                      (Farm Family Life Insurance Company)


Amendment No. 1, effective January 1, 1998, to those certain Membership List Purchase Agreements ("MLP Agreements") effective January 1, 1996, among Farm Family Life Insurance Company (the "Insurer"), Connecticut Farm Bureau Association, Inc., Delaware Farm Bureau, Inc., Maine Farm Bureau Association, Massachusetts Farm Bureau Federation, Inc., New Hampshire Farm Bureau Federation, New Jersey Farm Bureau, New York Farm Bureau, Inc., Rhode Island Farm Bureau Federation, Inc., Vermont Farm Bureau, Inc., and West Virginia Farm Bureau, Inc. (collectively, the "Farm Bureaus"); and United Farm Family Insurance Company (the "Subsidiary").

WHEREAS, the parties wish to amend the MLP Agreements to grant the Insurer the right to use the Farm Bureaus' membership lists for the purpose of marketing financial services and products to Farm Bureau members.

NOW, THEREFORE, for good and valuable consideration, receipt of which is hereby severally acknowledged, the parties agree as follows:

     1. The second sentence of Paragraph 4 of the MLP Agreements shall be deleted in its entirety and replaced with the following: "The Insurer and its agents will use the names and addresses only for the purposes of marketing to the Farm Bureau's members: (i) the Insurer's insurance products; and (ii) the financial services and products of financial institutions, including but not limited to, banks, broker-dealers, investment companies and insurance companies."

     2. The second sentence of Paragraph 5 of the MLP Agreements shall be deleted in its entirety and replaced with the following: "The Farm Bureau agrees not to promote or endorse the sale of the products of any other insurer, except Farm Family Casualty Insurance Company, or the financial services and products of any financial institution, including but not limited to, banks, broker-dealers, investment companies and insurance companies, without the prior written consent of the Insurer."

     3. Unless otherwise defined herein, all capitalized terms shall have the meanings as provided in the MLP Agreements.

     4. This Amendment may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same document.

     5. Except as otherwise provided herein, all terms and conditions of the MLP Agreements shall remain in full force and effect.



FARM FAMILY LIFE
INSURANCE COMPANY


By: /s/ Philip P. Weber
        President & CEO


Date: 6/3/99

CONNECTICUT FARM BUREAU             NEW JERSEY FARM BUREAU
ASSOCIATION, INC.


By:  /s/ Norma R. O'Leary          By:  /s/ John I. Rigolizzo, Jr.
         President                          President

Date:  4/27/98                     Date:  2/17/98


DELAWARE FARM BUREAU, INC.          NEW YORK FARM BUREAU, INC.

By:  /s/ Joseph E. Calhoun          By:  /s/ Jeffery H. Kirby
         President                           Secretary/Treasurer

Date:  2/25/98                      Date:  12/7/98


MAINE FARM BUREAU                   RHODE ISLAND FARM BUREAU
ASSOCIATION                            FEDERATION, INC.

By:  /s/ Sandra a. George           By:  /s/ William M. Stamp, Jr.
         President                           President

Date:  3/26/98                      Date:  2/24/98


MASSACHUSETTS FARM BUREAU           VERMONT FARM BUREAU, INC.

By:  /s/ Arthur D. Keown, Jr.       By:  /s/ Clark W. Hinsadale III
         President                           President

Date:  7/27/99                      Date:  5/26/99


NEW HAMPSHIRE FARM BUREAU           WEST VIRGINIA FARM BUREAU,
FEDERATION                                   INC.

By:  /s/ Gordon H. Gowen            By:  /s/ Charles Wilfong
         President                           President

Date:  2/14/98                      Date:  1/25/99

THE UNDERSIGNED HEREBY ACKNOWLEDGES AND AGREES TO THE TERMS AND CONDITIONS OF PARAGRAPH 6 OF THE MLP AGREEMENTS, AS AMENDED.

UNITED FARM FAMILY INSURANCE COMPANY


By: /s/ Philip P. Weber
         President & CEO

                                                                   Exhibit 10.3

                       FARM FAMILY LIFE INSURANCE COMPANY

                              ANNUAL INCENTIVE PLAN

                (AS AMENDED AND RESTATED AS OF OCTOBER 27, 1998)



Farm Family Life Insurance Company hereby establishes this Annual Incentive Plan (the "Plan") for certain key employees of the Company and its affiliates who are selected for participation in the Plan. The Plan is comprised of this Plan document and each valid, executed Annual Incentive Plan Notice for a Participant.



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

1.04 Company: Farm Family Life Insurance Company, a Delaware corporation, and any successor thereto.

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

6.04 Change in Control: In the event of a Change in Control without a change in employment status, each Participant will receive payment of the greater of his actual Earned Award or his Target Award Opportunity for the Plan Year in which the Change in Control occurs regardless of the level of performance actually achieved.

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

                             FARM FAMILY LIFE INSURANCE COMPANY


                             By:    /s/ Philip P. Weber


                             Title: President & Chief Executive Officer


                             Date:  11/8/98

                                                                   EXHIBIT 10.4

                           AMENDMENT #1 TO FARM FAMILY
               SUPPLEMENTAL PROFIT SHARING AND MONEY PURCHASE PLAN


WHEREAS, Farm Family Life Insurance Company and Farm Family Casualty Insurance Company (the "Principal Employers") adopted an amended and restated Farm Family Supplemental Profit Sharing and Money Purchase Plan (the "Plan"), effective as of January 1, 1997, for the benefit of eligible employees of the Principal Employers as well as eligible employees of Farm Family Holdings, Inc. and United Farm Family Insurance Company (collectively with the Principal Employers, the "Employers"); and

WHEREAS, pursuant to Section 10 of the Plan, the Principal Employers have the right to amend or modify the Plan from time to time; and

WHEREAS, the Principal Employers now wish to amend the Plan to address the effect on the Plan of a Change in Control of any of the Employers.

NOW, THEREFORE, the Plan is hereby amended, effective as of April 27, 1999, as follows:

(1) Section 2., Definitions, is amended by adding a new paragraph at the end of the Section as follows -

               "For purposes of the Plan, the term "Change in Control" shall mean a change in control of any of the Employers of a nature that would be required to be reported in response to Item 6(e) of
               Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not such Employer is subject to the Exchange Act at such time; provided, however, that without limiting the generality of the foregoing, a Change in Control will in any event be deemed to occur if and when:

               (a) any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Exchange Act, hereinafter in this definition, "Person"), other than an Employer, or a subsidiary of an Employer or employee benefit plan of an Employer, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of twenty percent (20%) or more of the common stock of any Employer then outstanding;

               (b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which holders of common stock of an Employer immediately prior to the Business Combination have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the Business Combination as immediately before;

               (c) stockholders approve either (i) an agreement for the sale or disposition of all or substantially all of an Employer's assets to any entity that is not a subsidiary of one of said Employers, or (ii) a plan of complete liquidation; or

               (d) the persons who were members of the Board of Directors immediately before a tender offer by any Person other than an Employer or a subsidiary of an Employer, or before a merger, consolidation or contested election, or before any combination of such transactions, cease to constitute a majority of the Board of Directors as a result of such transaction or transactions."

(2)  Section 5, Plan Benefit, is amended by deleting the last paragraph of the
     Section in its entirety and replacing it with the following -

               "The Employers shall also credit interest ("Plan Earnings") to each Plan Account for each calendar quarter at the rate equal to the "Prime Rate" as published in the "Money Rates" section of the Wall Street Journal, on the first business day of each such calendar quarter. The balance of all Plan Contributions plus Forfeiture Credits (as defined below) plus Plan Earnings credited to a Participant's Plan Account shall, as of any particular date, constitute such Participant's then benefit under the Plan (the "Plan Benefit")."

(3) Section 6, Vesting of Plan Benefit, is deleted in its entirety and replaced with the following -

                    "Section 6. Vesting of Plan Benefit and Change in Control.
               Each Participant's Plan Benefit shall be vested to the identical extent as that of the Participant's benefit under the Qualified Plan; provided, however, that in the event of the occurrence of a Change in Control, all Plan Benefits of Participants who were also Participants of the Plan as of December 31, 1998, shall become fully vested and nonforfeitable. In addition, if a Participant was a Participant of the Plan as of December 31, 1998, and such Participant's employment terminates within 18 months of a Change in Control, and a Forfeiture of any portion of such Participant's Accrued Benefit under the Qualified Plan occurs, then the Employers shall credit to such Participant's Plan Account an amount equal to the amount of Forfeiture for such Participant under the Qualified Plan (the "Forfeiture Credit") on the date the Forfeiture is considered to occur."

(4) Except as specifically set forth in this Amendment #1, the terms and conditions of the Plan shall remain unchanged and in full force and effect.

IN WITNESS WHEREOF, Farm Family Life Insurance Company and Farm Family Casualty Insurance Company, as Principal Employers under the Plan, have caused this Amendment #1 to be adopted.

ATTEST:                                     FARM FAMILY LIFE INSURANCE COMPANY


By: /s/ Victoria M. Stanton                 By:  /s/ Philip P. Weber
         Secretary                                   Philip P. Weber
                                                     President & C.E.O.


ATTEST:                                     FARM FAMILY CASUALTY INSURANCE
                                            COMPANY

By: /s/ Victoria M. Stanton                 By:  /s/ Philip P. Weber
         Secretary                                   Philip P. Weber
                                                     President & C.E.O.



IN WITNESS WHEREOF, Farm Family Holdings, Inc. and United Farm Family Insurance Company, as Employers under the Plan, have caused this Amendment #1 to be adopted.

ATTEST:                                     FARM FAMILY HOLDINGS, INC.

By: /s/ Victoria M. Stanton                 By:  /s/ Philip P. Weber
         Secretary                                   Philip P. Weber
                                                     President & C.E.O.


ATTEST:                                     UNITED FARM FAMILY INSURANCE
                                            COMPANY

By: /s/ Victoria M. Stanton                 By:  /s/ Philip P. Weber
         Secretary                                   Philip P. Weber
                                                     President & C.E.O.