Form 10-Q
period 1999-09-30
FARM FAMILY HOLDINGS INC
filed 1999-11-12
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999
                           Commission File No. 1-11941


                           FARM FAMILY HOLDINGS, INC.
                    A Delaware Corporation IRS No. 14-1789227

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the issuer's common stock as of November 11, 1999 is 6,110,684.

                           FARM FAMILY HOLDINGS, INC.

                                      INDEX



   Part I.      Financial Information

       Item 1.  Financial Statements

                Consolidated Balance Sheets -
                September 30, 1999 (Unaudited) and December 31, 1998           3

                Consolidated Statements of Income and Comprehensive Income - Three and Nine Months Ended September 30, 1999 and 1998
                (Unaudited)                                                    4

                Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1999 and 1998 (Unaudited)      5

                Notes to Consolidated Financial Statements (Unaudited)         7

                Report of Independent Accountants                             12

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           13

       Item 3.  Quantitative and Qualitative Disclosures of Market Risk       23

   Part II.     Other Information

       Item 6.  Exhibits and Reports on Form 8-K                              23




        FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
        Consolidated Balance Sheets
        ($ in thousands)                                                            (Unaudited)
                                                                                 September 30, 1999     December 31, 1998
                                                                                 ------------------     -----------------
        ASSETS
        Investments:
           Fixed maturities
             Available for sale, at fair value
                (Amortized cost: $998,466 in 1999 and $280,124 in 1998)                      $972,109              $293,120
             Held to maturity, at amortized cost
                (Fair value: $7,952 in 1999 and $8,652 in 1998)                                 8,025                 8,390
           Equity securities - available for sale, at fair value
                (Cost: $42,817 in 1999 and $3,356 in 1998)                                     45,197                 5,323
           Mortgage loans                                                                      22,034                   691
           Policy loans                                                                        30,599                  ----
           Other invested assets                                                                  277                  ----
        --------------------------------------------------------------------------------------------------------------------
                     Total investments                                                      1,078,241               307,524
        --------------------------------------------------------------------------------------------------------------------

        Cash and cash equivalents                                                              20,018                10,677

        Insurance receivables:
           Reinsurance receivables                                                             23,530                17,800
           Premiums receivable, net                                                            35,721                29,666
        Deferred acquisition costs                                                             17,096                13,668
        Present value of future profits                                                        29,403                  ----
        Accrued investment income                                                              17,458                 5,527
        Property and equipment, net                                                            14,483                  ----
        Deferred income tax asset, net                                                           ----                 1,694
        Receivable from affiliates, net                                                          ----                16,660
        Other assets                                                                            5,654                 3,287
        --------------------------------------------------------------------------------------------------------------------
                     Total Assets                                                          $1,241,604              $406,503
        ====================================================================================================================

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities:
           Reserves for losses and loss adjustment expenses
                  for property/casualty insurance                                            $185,252              $174,435
           Reserves for life policies and contract benefits                                   237,213                  ----
           Funds on deposit from policyholders                                                419,369                  ----
           Unearned premium reserve                                                            76,728                71,209
           Accrued dividends to policyholders                                                   5,302                  ----
           Deferred income tax liability, net                                                  18,750                  ----
           Reinsurance premiums payable                                                         2,815                 1,055
           Accrued expenses and other liabilities                                              19,686                15,566
           Participating policyholders' interest                                               91,399                  ----
        --------------------------------------------------------------------------------------------------------------------
                     Total liabilities                                                      1,056,514               262,265
        --------------------------------------------------------------------------------------------------------------------

        Commitments and contingencies
        Mandatory redeemable preferred stock, redemption value - $5,830 in
        1999; 163,214 Series A shares issued and outstanding in 1999                            5,830                  ----

        Stockholders' equity:
            Preferred stock, $.01 par value, 836,786 shares authorized,
                 no shares issued and outstanding                                                ----                  ----
            Common stock, $.01 par value, 10,000,000 shares authorized,
                 6,110,684 and 5,253,813 shares issued and outstanding                             61                    53
            Additional paid-in capital                                                        123,504                92,906
            Retained earnings                                                                  55,519                41,554
            Accumulated other comprehensive income                                                176                 9,725
        --------------------------------------------------------------------------------------------------------------------
                     Total stockholders' equity                                               179,260               144,238
        --------------------------------------------------------------------------------------------------------------------
                     Total Liabilities and Stockholders' Equity                            $1,241,604              $406,503
        ====================================================================================================================
         See accompanying notes to Consolidated Financial Statements.






   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
   Consolidated Statements of Income and Comprehensive Income
   ($ in thousands, except per share data)
                                                                                       (Unaudited)               (Unaudited)
                                                                                    Three Months Ended        Nine Months Ended
                                                                                      September 30,             September 30,
                                                                                      -------------             -------------

                                                                                     1999         1998        1999         1998
   ---------------------------------------------------------------------------------------------------------------------------------

   Revenues:
        Premiums from property/casualty insurance                                     $49,398     $45,660   $142,455     $133,404
        Premiums from life and health insurance and contract charges                    9,055        ----     18,351         ----
        Net investment income                                                          18,343       4,815     40,619       14,333
        Realized investment gains (losses), net                                        (1,216)        192     (1,004)         534
        Other income                                                                      287         269      1,023          752
   ---------------------------------------------------------------------------------------------------------------------------------
                      Total Revenues                                                   75,867      50,936    201,444      149,023
   ---------------------------------------------------------------------------------------------------------------------------------

   Losses, benefits, expenses and other:
        Losses and loss adjustment expenses on property/casualty insurance             37,378      32,936    106,787       99,063
        Policyholder contract benefits                                                 12,874        ----     26,411         ----
        Amortization expense                                                            9,607       8,752     27,772       25,795
        Other operating costs and expenses                                              5,863       2,850     14,781        9,478
        Participating policyholders' interest                                           3,101        ----      5,674         ----
   ---------------------------------------------------------------------------------------------------------------------------------
                Total Losses, Benefits and Expenses                                    68,823      44,538    181,425      134,336
                Gain on partial reduction of extended earnings liability                 ----      (6,318)      ----       (6,318)
   ---------------------------------------------------------------------------------------------------------------------------------
                Total Losses, Benefits, Expenses and Other                             68,823      38,220    181,425      128,018

   Income before federal income tax expense and preferred stock dividends               7,044      12,716     20,019       21,005
   Federal income tax expense                                                           1,872       4,258      5,865        6,814
   ---------------------------------------------------------------------------------------------------------------------------------
   Income before preferred stock dividends                                              5,172       8,458     14,154       14,191
   Preferred stock dividends                                                              104        ----        189         ----
   ---------------------------------------------------------------------------------------------------------------------------------
                Net income attributable to common stockholders                          5,068       8,458     13,965       14,191
   ---------------------------------------------------------------------------------------------------------------------------------

   Other comprehensive income, net of tax:

   Unrealized holding gains (losses) arising during the period (net of deferred
     tax expense (benefit) of ($754), $1,879, ($5,007) and $2,186, respectively)       (1,401)      3,489     (9,300)       4,060

   Reclassification adjustment for gains included in net income
    (net of tax expense of $79, $101, $134 and $208, respectively)                       (146)       (188)      (249)        (386)
   ---------------------------------------------------------------------------------------------------------------------------------

                Other comprehensive income (loss)                                      (1,547)      3,301     (9,549)       3,674
   ---------------------------------------------------------------------------------------------------------------------------------

                Comprehensive income                                                   $3,521     $11,759     $4,416      $17,865
   =================================================================================================================================

   Per Share Data:

          Net income - basic                                                            $0.83       $1.61      $2.41        $2.70
   =================================================================================================================================

          Net income - diluted                                                          $0.82       $1.59      $2.38        $2.67
   =================================================================================================================================

          Basic weighted average shares outstanding                                 6,110,684   5,253,813  5,806,228    5,253,813
   =================================================================================================================================

          Diluted weighted average shares outstanding                               6,192,764   5,303,707  5,863,363    5,306,257
   =================================================================================================================================
   See accompanying notes to Consolidated Financial Statements.



    FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
     ($ in thousands)
                                                                                                         (Unaudited)
                                                                                                     For the Nine Months
                                                                                                     Ended September 30,
                                                                                                     -------------------
                                                                                                     1999          1998
    -----------------------------------------------------------------------------------------------------------------------
    Operating Activities
    Net income                                                                                      $13,965       $14,191
    -----------------------------------------------------------------------------------------------------------------------

    Adjustments to reconcile net income to net cash provided by operating activities:
        Realized investment losses (gains), net                                                       1,004          (534)
        Amortization of bond discount                                                                 2,257           231
        Amortization and depreciation                                                                29,093        25,795
        Interest credited to policyholders                                                           11,592          ----
        Deferred income taxes                                                                          (986)        1,048
        Gain on partial reduction of extended earnings liability                                       ----        (6,318)
        Participating policyholders' interest                                                         5,674          ----
        Dividends to policyholders                                                                   (4,780)         ----
        Capitalization of deferred acquisition costs                                                (30,929)      (27,277)
        Loss on sale of property and equipment                                                            9          ----
        Changes in:
             Reinsurance receivables                                                                 (2,853)       (9,922)
             Premiums receivable, net                                                                (6,055)       (5,497)
             Accrued investment income                                                                  637           373
             Receivable from affiliates, net                                                          1,471           447
             Other assets                                                                              (295)          399
             Reserves for property/casualty insurance losses and loss adjustment expenses            10,817        20,344
             Reserves for life policies and contract benefits                                         6,908          ----
             Unearned premium reserve                                                                 5,519         7,046
             Reinsurance premiums payable                                                             1,760           625
             Accrued expenses and other liabilities                                                    (338)        1,712
    -----------------------------------------------------------------------------------------------------------------------
                Total adjustments                                                                    30,505         8,472
    -----------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                                            44,470        22,663
    -----------------------------------------------------------------------------------------------------------------------

    Investing Activities
    Proceeds from sales:
        Fixed maturities - available for sale                                                        29,104         1,414
        Equity securities                                                                             2,796          ----
    Investment collections:
        Fixed maturities - available for sale                                                        43,035        36,709
        Fixed maturities - held to maturity                                                             342           376
        Equity securities                                                                               663          ----
        Mortgage loans                                                                                  357           950
        Other invested assets                                                                           275          ----
    Investment purchases:
        Fixed maturities - available for sale                                                       (96,135)      (59,047)
        Equity securities                                                                            (1,455)         ----
        Mortgage loans                                                                               (2,275)         ----
    Policy loans issued, net                                                                           (156)         ----
    Change in other invested assets                                                                       1            77
    Purchases of property and equipment                                                              (1,625)         ----
    Proceeds from sale of property and equipment                                                          3          ----
    Net cash of subsidiary at date of acquisition                                                     3,295          ----
    Acquisition expenses                                                                             (1,895)         ----
    -----------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                               (23,670)      (19,521)
    -----------------------------------------------------------------------------------------------------------------------

                                       5





    FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows - Cont'd
     ($ in thousands)
                                                                                                           (Unaudited)
                                                                                                       For the Nine Months
                                                                                                       Ended September 30,
                                                                                                       -------------------
                                                                                                     1999             1998
    -----------------------------------------------------------------------------------------------------------------------

    Financing Activities
    Contractholder fund deposits                                                                     69,135          ----
    Contractholder fund withdrawals                                                                 (80,594)         ----
    Principal payments on debt                                                                         ----        (1,268)
    -----------------------------------------------------------------------------------------------------------------------
                Net cash used in financing activities                                               (11,459)       (1,268)
    -----------------------------------------------------------------------------------------------------------------------
                Net increase in cash and cash equivalents                                             9,341         1,874
    Cash and cash equivalents, beginning of period                                                   10,677        11,484
    -----------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                        $20,018       $13,358
    =======================================================================================================================
    See accompanying notes to Consolidated Financial Statements.

                                       6

     Notes to Consolidated Financial Statements (Unaudited)


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

     It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the related notes included in Farm Family Holdings' December 31, 1998 Form 10-K and June 30, 1999 Form 10-Q.


     2.  Farm Family Life Acquisition - Pro Forma Results of Operations

     The following unaudited pro forma information for the Company gives effect to the Farm Family Life acquisition as if it happened at the beginning of the periods presented. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have resulted had the acquisition been made on the dates indicated, or future results.

                                                                                                          Nine Months Ended
        ($ in thousands, except per share data)                                                              September 30,
                                                                                                             -------------
                                                                                                         1999            1998
                                                                                                         ----            ----
        Revenues                                                                                     $224,196        $217,938
        Net income attributable to common stockholders                                                $14,832         $16,388
        Net income per common share - diluted                                                           $2.40           $2.66

     Net income for the nine months ended September 30, 1998 included a gain of $4,107,000 ($6,318,000 less taxes of $2,211,000) or $0.77 per share as a result of the reduction of a significant portion of the Company's liability for its extended earnings program with its agents.

     3.  Earnings Per Share

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                Three months ended          Nine months ended
                                                                                  September 30,               September 30,
                                                                                  -------------               -------------
                                                                                1999          1998         1999           1998
                                                                                ----          ----         ----           ----
         Net income available to common stockholders                           $5,068,000   $8,458,000   $13,965,000    $14,191,000
                                                                            ========================================================
         Weighted-average number of  shares in basic earnings per share         6,110,684    5,253,813     5,806,228      5,253,813
         Effect of stock options                                                   82,080       49,894        57,135         52,444
                                                                            --------------------------------------------------------
         Weighted-average number of shares in diluted earnings per share        6,192,764    5,303,707     5,863,363      5,306,257
                                                                            ========================================================
         Basic net income per share                                                 $0.83        $1.61         $2.41          $2.70
                                                                            ========================================================
         Diluted net income per share                                               $0.82        $1.59         $2.38          $2.67
                                                                            ========================================================

     4.  Future Application of Accounting Standards

     In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This statement, which is effective for the Company for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Management believes that Statement 133 will not have a material impact on the Company's consolidated financial statements.

     5.  Contingencies

     The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on the Company's consolidated financial condition.

     Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For each of the nine-month periods ended September 30, 1999 and 1998, approximately 62% and 63%, respectively, of the Company's property and casualty direct premiums were written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, despite the Company's property and casualty reinsurance program designed to mitigate the impact of adverse weather and catastrophic events on the Company's operating results.

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

     During the third quarter of 1998, the Company modified the agreements with its agents to include revised conditions under which eligible agents may receive extended earnings payments. In addition to length of service, confidentiality, and non-competition conditions, extended earnings will be paid only if a successor agent(s) assumes the right to service the book of business of the eligible former agent and agrees to become primarily responsible for making the extended earnings payments. In the event that no successor agent(s) assumes the right to service the book of business of an eligible former agent, the Company has no obligation to make the extended earnings payments. The Company has no intention to waive this provision of its agreements with its agents. As a result, the successor agent(s), not the Company, is the primary obligor responsible for extended earnings payments. Since the inception of the Program in 1986, the Company has always been able to identify successor agents willing to assume the rights to service such books of business. The Company acts as guarantor of the amounts payable to eligible former agents who have terminated their association with the Company by successor agents who agree to make the extended earnings payments. At September 30, 1999, the Company was guarantor of $704,000 for such payments. The Company expects to enforce the terms of the guarantee in the event of default by a successor agent.

     The Company's liability for funds on deposit from policyholders includes amounts subject to discretionary withdrawal from annuity investment contracts. Withdrawal characteristics of annuity deposit liabilities as of September 30, 1999 are as follows:

          ($ in thousands)                                                              Amount       % of Total
                                                                                        ------       ----------
          Subject to discretionary withdrawal at book
               value less surrender charge of 5% or more                                $63,847           21.1%
          Subject to discretionary withdrawal at book
               value less no or minimal surrender charge                                230,073           76.0%
          Not subject to discretionary withdrawal                                         8,898            2.9%
                                                                                 -------------------------------
                    Total annuities and deposit fund liabilities                       $302,818          100.0%
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

      6.  Segment Information

      The Company has two reportable segments: property and casualty insurance and life insurance, which offer different products and services. The property and casualty insurance segment includes activities related to the sale of the Special Farm Package, a flexible multi-line package of insurance coverages, and other insurance products covering personal and commercial automobiles, businessowners and homeowners. The life insurance segment includes the sale of individual whole life, term and universal life products, single and flexible premium deferred annuity products, single premium immediate annuity products and disability income insurance products. The Company uses operating income (net income excluding realized investment gains (losses) and nonrecurring charges, net of taxes) to measure the financial results of its segments.

      "Corporate and other" includes holding company activities and operations not directly related to the reportable segments.

      Summarized segment financial information is as follows:


                ($ in thousands)                                                    Three months ended         Nine months ended
                                                                                      September 30,              September 30,
                                                                                      -------------              -------------
                                                                                     1999        1998         1999          1998
                                                                                     ----        ----         ----          ----

         Premium Revenues
             Property and casualty insurance                                       $49,398      $45,660    $142,455        $133,404
             Life insurance                                                          9,055         ----      18,351            ----
                                                                               -----------------------------------------------------
                   Total premium revenues                                          $58,453      $45,660    $160,806        $133,404
                                                                               =====================================================

         Net Investment Income
             Property and casualty insurance                                        $5,220       $4,688     $15,069         $13,935
             Life insurance                                                         13,004         ----      25,209            ----
             Corporate and other                                                        94          127         304             398
             Intersegment eliminations                                                  25         ----          37            ----
                                                                               -----------------------------------------------------
                   Total investment income                                         $18,343       $4,815     $40,619         $14,333
                                                                               =====================================================

         Amortization Expense
             Property and casualty insurance
               Amortization of deferred acquisition costs                           $9,398       $8,752     $26,909         $25,795
            Life insurance
               Amortization of deferred acquisition costs                              334         ----         591            ----
               Amortization of present value of future profits                        (125)        ----         272            ----
                                                                               -----------------------------------------------------
                   Total amortization expense                                       $9,607       $8,752     $27,772         $25,795
                                                                               =====================================================


         Other Operating Costs and Expenses
            Property and casualty insurance
               Underwriting expenses                                                $2,546       $2,410      $7,671          $8,335
               Dividends to policyholders                                               51           64         159             119
            Life insurance
               Other operating costs and expenses                                    3,115         ----       6,493            ----
            Corporate and other                                                        376          376         908           1,024
            Intersegment eliminations                                                 (225)        ----        (450)           ----
                                                                               -----------------------------------------------------
                   Total other operating costs and expenses                         $5,863       $2,850     $14,781          $9,478
                                                                               =====================================================

                                       10




      6.  Segment Information - Continued


                ($ in thousands)                                                  Three months ended          Nine months ended
                                                                                     September 30,              September 30,
                                                                                     -------------              -------------
                                                                                  1999         1998          1999           1998
                                                                                  ----         ----          ----           ----

         Net Income
           Operating Income
            Property and casualty insurance                                      $4,439       $4,389       $12,855         $10,143
            Life insurance                                                          963         ----         1,598            ----
            Corporate and other                                                    (159)        (162)         (504)           (406)
                                                                             -------------------------------------------------------
                Total consolidated operating income                               5,243        4,227        13,949           9,737
            Realized investment gains, net of tax                                  (175)         124            16             347
            Gain on partial reduction of extended earnings liability,
              net of tax                                                           ----        4,107          ----           4,107
                                                                             -------------------------------------------------------
                   Total net income                                              $5,068       $8,458       $13,965         $14,191
                                                                             =======================================================

         Federal Income Tax Expense (Benefit)
            Property and casualty insurance                                      $1,274       $4,350        $4,741          $7,032
            Life insurance                                                          808         ----         1,357            ----
            Corporate and other                                                    (210)         (92)         (233)           (218)
                                                                             -------------------------------------------------------
                   Total federal income tax expense                              $1,872       $4,258        $5,865          $6,814
                                                                             =======================================================


                                                                                                    September 30,    December 31,
                                                                                                          1999           1998
                                                                                                          ----           ----

         Assets
            Property and casualty insurance                                                               $445,041        $397,038
            Life insurance                                                                                 821,728            ----
            Corporate and other                                                                             71,593          35,417
            Intersegment eliminations                                                                      (96,758)        (25,952)
                                                                                                      ------------------------------
                Total assets                                                                            $1,241,604        $406,503
                                                                                                      ==============================

                                       11

                        Report of Independent Accountants



To the Shareholders and Board of Directors
Farm Family Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Farm Family Holdings, Inc. and its subsidiaries as of September 30, 1999, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 1999 and the consolidated statement of cash flows for the nine-month period ended September 30, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated February 10, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

Albany, New York
October 21, 1999

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

For the nine-month periods ended September 30, 1999 and 1998, 35.0% and 34.5%, respectively, of the Company's property and casualty direct written premiums were derived from policies written in New York and, for the same periods, 26.8% and 28.4%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's property and casualty direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

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

The Company's Year 2000 effort also includes a systematic assessment of the Year 2000 compliance status of third-party providers. The Company believes loss of public utilities, phone, banking, mail or certain outsourced processing services could have an immediate adverse impact on the Company's operations, which under certain circumstances could be material. The Company has contacted each of its third-party providers, through letters, questionnaires and/or interviews depending upon the nature of the product or service supplied, to determine if the provider is Year 2000 compliant. As of September 30, 1999, the Company has received responses from approximately 90% of such third-parties. These responses generally state that the third-party providers believe they will be Year 2000 compliant and that no products or services provided will be materially affected. However, few providers have given written assurances directly to the Company that they are currently Year 2000 compliant. The Company continues to monitor the status of third-party providers' Year 2000 compliance. Management believes that the process of evaluating the Year 2000 compliance status of the Company's third-party providers who provide critical services and products has been substantially completed. At this time, the Company has not changed its dependency on any of these third-party providers because of concerns about their Year 2000 compliance status and plans.

The Company does not separately track the internal costs incurred for the Year 2000 project which are principally the related payroll costs for its IT staff. However, the Company has identified certain costs related to the Year 2000 project including costs related to outside consultants and software and hardware applications. The identified costs incurred for the nine months ended September 30, 1999 were approximately $122,000. The total identified costs related to the Year 2000 project to date are approximately $600,000, of which $584,000 was expensed and $16,000 was capitalized. Based on information currently available, the total identified remaining costs expected to be incurred for the Year 2000 projects are estimated to be $30,000. These costs are being funded through operating cash flows. These amounts include costs relating to Farm Family Life and United Farm Family, including costs incurred by Farm Family Life and United Farm Family prior to Farm Family Holdings' acquisition of Farm Family Life on April 6, 1999. The Company's estimated costs of the Year 2000 project are based on management's best estimates, which were derived from numerous assumptions, including the extent of remaining remediation and testing activities, availability of certain resources and other factors.

The phases of inventory, assessment, remediation, testing and implementation of the Company's software for Year 2000 issues have been done primarily by the Company's existing IT staff. Correction of Year 2000 issues is a high priority project and certain other less critical IT projects have been deferred due to Year 2000 efforts; however, the Company does not believe the deferral of other IT projects has had a material effect on the Company's financial condition or results of operations in 1998 or during the nine months ended September 30,

1999. The Company's IT staff has continued to work on other high priority projects concurrent with the Year 2000 project.

The Company has not conducted a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the failure to achieve Year 2000 compliance on a timely basis. The Company believes that its most reasonably likely worst case Year 2000 scenarios may include these elements: (1) one or more parts of the Company's IT systems will operate incorrectly, thereby resulting in a temporary shutdown or miscalculations in a system which may have an adverse effect on the Company's operations and (2) one or more of the Company's third-party providers will be unable to provide the products or services expected which may have an adverse effect on the Company's operations. Based on the testing already completed, the Company believes that its software and hardware will perform substantially as planned when Year 2000 processing begins.

The Company has developed Year 2000 contingency plans for critical services and products provided by third-parties and for internal critical IT systems. The contingency plans vary depending on the circumstances, but most often include alternate or backup procedures and systems, both automated and manual. Management intends to validate these plans as practicable and implement them by the end of 1999. The extent to which the contingency plans will minimize disruptions of critical business processes is not determinable.

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



Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995: With exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-Q include, but are not limited to, statements of the plans and objectives of the Company or its management, statements of future economic performance, projections of revenue, earnings, capital structure and other financial items and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. The forward-looking statements in this Form 10-Q are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the results of operations of the Company, fluctuations in the market value of shares of the Company's common stock, exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, factors relating to the Company's ability to successfully address its Year 2000 issues and other risks listed from time to time in the Company's Securities and Exchange Commission filings, including the Form 10-K filed for the fiscal year ended December 31, 1998. Additional risks and uncertainties that may cause actual results of operations and business of Farm Family Life to differ materially from those contemplated or projected, forecasted, estimated or budgeted in such forward looking statements, include, among others: (i) assumptions regarding future morbidity, persistency, lapse rates, expenses, mortality and interest rates used in calculating reserve and liability amounts; (ii) significant variations of actual experience from that assumed by Farm Family Life as to the expected morbidity, lapse rates and other factors in developing pricing and other terms of its life insurance products; (iii) the ability of Farm Family Life to maintain its current rating from A.M. Best Company, Inc.; (iv) changes in interest rates causing a reduction of investment income, operating cash flow and other sources which affect Farm Family Life's ability to pay policyholder benefits; (v) policyholder lapses resulting from interest rate fluctuations; (vi) inability of Farm Family Life to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength and claim-paying ratings; (vii) a significant change in or termination of Farm Family Life's relationship with the Farm Bureaus(R) in the states where Farm
Family Life's business is concentrated; (viii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves and other financial viability requirements; (ix) heightened competition, including, specifically the intensification of price competition, the entry of new or existing competitors and the formation of new products by new and existing competitors which may have substantially greater technical, financial and operating resources; (x) inability to carry out marketing and sales plans; (xi) loss of key executives; (xii) general economic and business conditions which are less favorable than expected; (xiii) unanticipated changes in industry trends; and (xiv) the reserving policies and the adequacy of the reinsurance of Farm Family Life. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-Q.

Results of Operations

The Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Insurance Premiums and Contract Charges
Premium revenue increased to $58.5 million for the three months ended September 30, 1999 from $45.7 million for the same period in 1998.

Premium revenue for property and casualty insurance increased $3.7 million, during the three months ended September 30, 1999 to $49.4 million from $45.7 million for the same period in 1998. The increase in premium revenue for the third quarter of 1999 was primarily attributable to an increase of $1.7 million in premium revenue derived from Farm Family Casualty's direct writings and a decrease in premium revenue ceded to Farm Family Casualty's reinsurers of $1.7 million.

The $1.7 million increase in earned premiums on additional business directly written by Farm Family Casualty was primarily attributable to an increase of $0.8 million, or 1.9%, in earned premiums from Farm Family Casualty's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and an increase of $0.9 million, or 12.8%, in earned premiums from other products. The increase in earned premiums from other products was primarily attributable to an increase in sales of workers compensation products in Massachusetts and New York. Farm Family Casualty had approximately 171,900 total policies in force at September 30, 1999. The number of policies in force related to Farm Family Casualty's primary products increased by 3.8% to approximately 141,400 as of September 30, 1999 from approximately 136,200 as of September 30, 1998. The decrease in premium revenue ceded to reinsurers of $1.7 million was primarily attributable to a reduction in premiums ceded pursuant to Farm Family Casualty's aggregate stop loss reinsurance program as a result of favorable loss experience for the 1999 accident year.

Property and casualty net written premiums increased $3.9 million to $50.2 million for the three months ended September 30, 1999 compared to $46.3 million for the same period in 1998. The increase in net written premiums was primarily attributable to an increase of $2.8 million in Farm Family Casualty's direct writings excluding personal automobile business in New Jersey, a decrease of $1.9 million in written premiums ceded to Farm Family Casualty's reinsurers, and the inclusion of United Farm Family's direct writings of $0.5 million. These increases were partially offset by a decrease of $1.5 million in direct written premiums for personal automobile business in New Jersey. The reduction in personal automobile business in New Jersey was primarily attributable to the New Jersey legislation mandating a rate roll back for personal automobile business in New Jersey, effective March 22, 1999. Geographically, the increase in Farm Family Casualty's direct writings came from New York, Massachusetts, Connecticut, West Virginia, New Hampshire, Delaware, Vermont and Rhode Island. In addition, direct writings of all the Company's primary products, except personal automobile, increased during the third quarter of 1999.

Life insurance premium revenue was $9.1 million for the three months ended September 30, 1999. This amount includes premiums and contract charges primarily from the sale of individual whole life, term and universal life products, and disability income insurance products.

Net Investment Income
Net investment income increased $13.5 million to $18.3 million for the three months ended September 30, 1999 from $4.8 million for the same period in 1998.

Net investment income for the property and casualty insurance segment increased $0.5 million, or 11.3%, to $5.2 million for the three months ended September 30, 1999 from $4.7 million for the same period in 1998.

The taxable equivalent yield on the property and casualty insurance segment's investment portfolio was 6.9% and 7.1% for the three months ended September 30, 1999 and 1998, respectively. The increase in net investment income for the property and casualty insurance segment was primarily the result of an increase in the average cash and invested assets (at amortized cost) of $31.5 million, or 11.2%, for Farm Family Casualty and the inclusion of United Farm Family, which accounted for $0.4 million of the increase in investment income and an additional $26.5 million in average cash and invested assets (at amortized cost). The overall increase in cash and invested assets was greater than the overall increase in net investment income for the three months ended September 30, 1999 primarily as a result of an increase in the investment in tax-exempt fixed maturity securities. The investment income from the property and casualty insurance segment's tax-exempt securities increased to $1.1 million for the three months ended September 30, 1999 from $0.7 million for the same period in 1998. United Farm Family's investment income from tax-exempt securities was not material for the three months ended September 30, 1999. After-tax income has been increased by investing in tax-exempt securities which generally produce more after-tax investment income than taxable investment grade fixed maturity securities when market conditions are favorable.

Net investment income for the life insurance segment was $13.0 million for the three months ended September 30, 1999. The yield on fixed maturity investments (at amortized cost) was 7.0% for that period.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses on property and casualty insurance increased $4.5 million, or 13.5%, to $37.4 million for the three months ended September 30, 1999 from $32.9 million for the same period in 1998. Losses and loss adjustment expenses were 75.7% of premium revenue for the three months ended September 30, 1999 compared to 72.1% of premium revenue for the same period in 1998. United Farm Family's losses and loss adjustment expenses were $1.0 million for the three months ended September 30, 1999. Excluding United Farm Family, losses and loss adjustment expenses were 74.1% of premium revenue for the three months ended September 30, 1999 compared to 72.1% for the same period in 1998. The increase in losses as a percent of premium revenue accounted for 1.6% of the total 2.0% increase and was primarily attributable to a reduction of losses ceded pursuant to Farm Family Casualty's aggregate stop loss reinsurance program. The remaining 0.4% increase resulted from an increase in loss adjustment expenses.

Amortization Expense
Amortization expense increased $0.8 million, or 9.8%, to $9.6 million for the three months ended September 30, 1999 from $8.8 million for the same period in 1998. The increase was primarily attributable to an increase in amortization of deferred acquisition costs for the property and casualty segment of $0.6 million resulting from increased deferred acquisition costs due to the growth of Farm Family Casualty.

Other Operating Costs and Expenses
Other operating costs and expenses increased $3.0 million to $5.9 million for the three months ended September 30, 1999 from $2.9 million for the same period in 1998. The increase was primarily due to the inclusion of Farm Family Life's other operating costs and expenses of $3.1 million. For the three months ended September 30, 1999, property and casualty insurance underwriting expenses (including amortization expenses) were 24.2% of premium revenue compared to 24.4% for the same period in 1998. Excluding United Farm Family, for the three months ended September 30, 1999, property and casualty insurance underwriting expenses (including amortization expenses) were 23.7% of premium revenue compared to 24.4% for the same period in 1998.

Participating Policyholders' Interest
Participating policyholders' interest of $3.1 million for the three months ended September 30, 1999 is attributable to the inclusion of Farm Family Life in the operations of the Company for the third quarter of 1999.

Federal Income Tax Expense
Federal income tax expense decreased $2.4 million to $1.9 million for the three months ended September 30, 1999 from $4.3 million for the same period in 1998. Federal income tax expense was 26.6% of income before federal income tax expense and preferred stock dividends for the three months ended September 30, 1999 compared to 33.5% for the same period in 1998. The reduction is primarily due to an increase in interest income from tax-exempt securities.

Net Income Attributable to Common Stockholders
Net income decreased $3.4 million to $5.1 million for the three months ended September 30, 1999 from $8.5 million for the same period in 1998 primarily due to a net gain of $4.1 million ($6.3 million less taxes of $2.2 million) recorded in 1998 as a result of the reduction of a significant portion of the Company's liability for its extended earnings program with its agents, partially offset by the foregoing factors.


The Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Insurance Premiums and Contract Charges
Premium revenue increased to $160.8 million for the nine months ended September 30, 1999 from $133.4 million for the same period in 1998.

Premium revenue for property and casualty insurance increased $9.1 million, during the nine months ended September 30, 1999 to $142.5 million from $133.4 million for the same period in 1998. The increase in property and casualty premium revenue was primarily attributable to the following relating to Farm Family Casualty: an increase of $6.0 million in premium revenue from direct writings, an increase of $2.1 million in voluntary assumed reinsurance business and a decrease of $0.7 million in premiums ceded to reinsurers.

The $6.0 million increase in earned premiums on additional business directly written by Farm Family Casualty was primarily attributable to an increase of $4.9 million, or 4.4%, in earned premiums from Farm Family Casualty's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and an increase of $1.1, or 4.9%, million in earned premiums from other products. Farm Family Casualty had approximately 171,900 total policies in force at September 30, 1999. The number of policies in force related to Farm Family Casualty's primary products increased by 3.8% to approximately 141,400 as of September 30, 1999 from approximately 136,200 as of September 30, 1998.

Property and casualty net written premiums increased $5.2 million, or 3.6%, to $147.4 million for the nine months ended September 30, 1999 compared to $142.2 million for the same period in 1998. The increase in property and casualty net written premiums for the first nine months of 1999 was primarily attributable to an increase of $7.4 million or 6.3% in direct writings by Farm Family Casualty excluding personal automobile business in New Jersey and assigned risk automobile business premiums, an increase of $1.1 million in Farm Family Casualty's assigned risk automobile business premiums, and the inclusion of United Farm Family's direct written premium of $0.9 million. These increases were partially offset by a decrease of $3.1 million in direct written premiums for personal automobile business in New Jersey and by an increase of $1.3 million in premiums ceded by Farm Family Casualty to its reinsurers. The reduction in personal automobile business in New Jersey was primarily attributable to the New Jersey legislation mandating a rate roll back for personal automobile business in New Jersey, effective March 22, 1999. Geographically, the increase in Farm Family Casualty's direct writings came from New York, New Jersey, Massachusetts, Connecticut, West Virginia, New Hampshire, Vermont and Rhode Island. In addition, direct writings of all of Farm Family Casualty's primary products, except personal automobile, increased during the nine months ended September 30, 1999.

Life insurance premium revenue was $18.4 million. This amount includes premiums and contract charges primarily from the sale of individual whole life, term and universal life products, and disability income insurance products, subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life.

Net Investment Income
Net investment income increased $26.3 million to $40.6 million for the nine months ended September 30, 1999 from $14.3 million for the same period in 1998.

Net investment income for the property and casualty insurance segment increased $1.2 million, or 8.1% to $15.1 million for the nine months ended September 30, 1999 from $13.9 million for the same period in 1998. The taxable equivalent yield on the property and casualty insurance segment's investment portfolio was 6.9% and 7.1% for the nine months ended September 30, 1999 and 1998, respectively. The increase in net investment income for the property and casualty insurance segment was primarily the result of an increase in the average cash and invested assets (at amortized cost) of $31.2 million, or 11.3%, for Farm Family Casualty and the inclusion of United Farm Family, which accounted for $0.8 million of the increase in investment income and an additional $27.4 million in average cash and invested assets (at amortized cost). The overall increase in cash and invested assets was greater than the overall increase in net investment income for the nine months ended September 30, 1999 primarily as a result of an increase in the investment in tax-exempt fixed maturity securities. The investment income from the property and casualty insurance segment's tax-exempt securities increased to $3.2 million for the nine months ended September 30, 1999 from $1.7 million for the same period in 1998. United Farm Family's investment income from tax-exempt securities was not material for the nine months ended September 30, 1999. After-tax income has been increased by investing in tax-exempt securities which generally produce more after-tax investment income than taxable investment grade fixed maturity securities when market conditions are favorable.

Net investment income for the life insurance segment was $25.2 million for the nine months ended September 30, 1999, which represents net investment income for Farm Family Life since its acquisition by Farm Family Holdings on April 6, 1999. The yield on fixed maturity investments (at amortized cost) was 6.8% for that period.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses on property and casualty insurance increased $7.7 million, or 7.8%, to $106.8 million for the nine months ended September 30, 1999 from $99.1 million for the same period in 1998. Losses and loss adjustment expenses were 75.0% of premium revenue for the nine months ended September 30, 1999 compared to 74.3% of premium revenue for the same period in 1998. Excluding United Farm Family, losses and loss adjustment expenses were 73.7% of premium revenue for the nine months ended September 30, 1999 compared to 74.3% for the same period in 1998. The decrease in losses and loss adjustment expenses as a percent of premium revenue (excluding United Farm family) was primarily attributable to a decrease in weather related losses for Farm Family Casualty during the nine months ended September 30, 1999 compared to the same period in 1998.

Amortization Expense
Amortization expense increased $2.0 million, or 7.7%, to $27.8 million for the nine months ended September 30, 1999 from $25.8 million for the same period in 1998. The increase was primarily attributable to the inclusion of amortization expense of deferred acquisition costs and present value of future profits for the life insurance segment of $0.9 million and an increase in amortization of deferred acquisition costs for the property and casualty segment of $1.1 million.

Other Operating Costs and Expenses
Other operating costs and expenses increased $5.3 million to $14.8 million for the nine months ended September 30, 1999 from $9.5 million for the same period in 1998. The increase was primarily due to the inclusion of Farm Family Life's other operating costs and expenses of $6.5 million in 1999 partially offset by a decrease in property and casualty underwriting expenses of $0.7 million and an increase in intersegment eliminations of $0.5 million for the nine months ended September 30, 1999 compared to the same period in 1998. For the nine months ended September 30, 1999, property and casualty insurance underwriting expenses (including amortization expenses) were 24.3% of premium revenue compared to 25.6% for the same period in 1998. The decrease in underwriting expenses as a percent of premium revenue was primarily attributable to a greater relative increase in the Company's premium revenue than in the level of overhead expenses, as well as the continuation of a company-wide expense management program, partially offset by the inclusion of the costs and expenses for United Farm Family since its acquisition by Farm Family Holdings. Excluding United Farm Family, for the nine months ended September 30, 1999, property and casualty underwriting expenses (including amortization expenses) were 24.0% of premium revenue compared to 25.6% for the same period in 1998.

Participating Policyholders' Interest
Participating policyholders' interest of $5.7 million for the nine months ended September 30, 1999 is attributable to the inclusion of Farm Family Life since its acquisition by Farm Family Holdings.

Federal Income Tax Expense
Federal income tax expense decreased $0.9 million to $5.9 million for the nine months ended September 30, 1999 from $6.8 million for the same period in 1998. Federal income tax expense was 29.3% of income before federal income tax expense and preferred stock dividends for the nine months ended September 30, 1999 compared to 32.4% for the same period in 1998. The reduction is primarily due to an increase in interest income from tax-exempt securities.

Net Income Attributable to Common Stockholders
Net income decreased $0.2 million to $14.0 million for the nine months ended September 30, 1999 from $14.2 million for the same period in 1998 primarily due to a net gain of $4.1 million recorded in 1998 as a result of the reduction of a significant portion of the Company's liability for its extended earnings program with its agents, partially offset by the foregoing factors.

Liquidity and Capital Resources

Net cash provided by operating activities was $44.5 million and $22.7 million during the nine month periods ended September 30, 1999 and 1998, respectively. The increase in net cash provided by operating activities was primarily attributable to the additional operating cash flow from Farm Family Life.

Net cash used in investing activities was $23.7 million during the nine months ending September 30, 1999 compared to $19.5 million for the same period in 1998. The increase in cash used in investing activities resulted primarily from an increase in investment purchases offset partially by an increase in cash resulting from the acquisition of Farm Family Life.

The Company has in place unsecured lines of credit with two banks under which it may borrow up to $17.0 million. At September 30, 1999, no amounts were outstanding on the lines of credit.

Future Application of Accounting Standards

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This statement, which is effective for the Company for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Management believes that the adoption of Statement 133 will not have a material impact on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Company's market risks of financial instruments and investment objectives have not materially changed since December 31, 1998. With the acquisition of Farm Family Life effective April 6, 1999, however, the total amount of fixed maturity investments has increased substantially. The carrying value of the total fixed maturity portfolio at September 30, 1999 was $980.1 million compared to $301.5 million at December 31, 1998. The fair value of the Company's fixed maturity portfolio is sensitive to changes in interest rates. The Company estimates that if interest rates were to increase by 100 basis points from their September 30, 1999 levels, the Company's fixed maturity portfolio would decline in fair value by approximately $54.0 million.

The calculation of interest rate sensitivity uses numerous assumptions, requires significant estimates and assumes an immediate change in interest rates without any management of the investment portfolio in reaction to such a change. Consequently, the estimated change in the carrying value of the Company's fixed maturity portfolio will likely be different from the actual changes experienced under the given interest rate scenario, and the difference may be material.


PART II.  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX
                                  -------------

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


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

Exhibit Number      Document Description
--------------      --------------------

 4.1 Rights Agreement, dated as of July 29, 1997, between Farm Family Holdings, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to Farm Family Holdings, Inc.'s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 14, 1999)

 4.2 Registration Rights Agreement, dated as of April 6, 1999 by and among Farm Family Holdings, Inc. and the Shareholders of Farm Family Life Insurance Company (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999)

10.1 Amendment No. 1 to the Farm Family Holdings, Inc. Annual Incentive Plan effective July 28, 1999 (filed herewith)

10.2 Farm Family Life Insurance Company, Farm Family Casualty Insurance Company, Farm Family Holdings, Inc. Officer Severance Pay Plan effective July 28, 1999 (filed herewith)

10.3 Amendment No. 3 to the Farm Family Holdings, Inc. Omnibus Securities Plan effective July 28, 1999 (filed herewith)

10.4 Amendment No. 1 to the Farm Family Life Insurance Company Annual Incentive Plan effective July 28, 1999 (filed herewith)

10.5 Amendment No. 2 to the Farm Family Holdings, Inc. Officers' Deferred Compensation Plan effective July 28, 1999 (filed herewith)

10.6 Amendment No. 2 to the Farm Family Holdings, Inc. Directors' Deferred Compensation Plan effective July 28, 1999 (filed herewith)

10.7 Amendment No. 2 to Farm Family Supplemental Profit Sharing and Money Purchase Plan effective July 28, 1999 (filed herewith)

27                  Financial Data Schedule


*Incorporated by reference to Registration Statement No. 333-4446

Reports on Form 8-K
-------------------

         A report on Form 8-K was filed on July 12, 1999 reporting a press release issued announcing that the Company has been added to the Russell 2000 Index of small-capitalization stocks.

        A report on Form 8-K was filed on August 2, 1999 reporting a press release issued announcing results of its operations for the second quarter ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FARM FAMILY HOLDINGS, INC.
                                                       (Registrant)




 November 12, 1999  By:/s/ Philip P. Weber
------------------     ----------------------------------------------------
       (Date)          Philip P. Weber, President & Chief Executive Officer
                              (Principal Executive Officer)




 November 12, 1999  By:/s/ Timothy A. Walsh
------------------     ----------------------------------------------------
       (Date)          Timothy A. Walsh, Executive Vice President - Finance &
                                                                    Treasurer
                              (Principal Financial & Accounting Officer)

                                                                EXHIBIT 10.1
                             AMENDMENT NO. 1 TO THE
                           FARM FAMILY HOLDINGS, INC.
                              ANNUAL INCENTIVE PLAN


This AMENDMENT NO. 1 TO THE FARM FAMILY HOLDINGS, INC. ANNUAL INCENTIVE PLAN, dated as of July 28, 1999 (this "Amendment No. 1"), was adopted by the Board of Directors of FARM FAMILY HOLDINGS, INC. (the "Company"), at a meeting duly called and held on July 28, 1999.

WHEREAS, the Board of Directors of the Company (the "Board") adopted the Farm Family Holdings, Inc. Annual Incentive Plan, effective January 1, 1997, as amended and restated as of October 27, 1998 (as amended and restated, the "Plan"); and

WHEREAS, pursuant to Section 8.06 of the Plan, the Board has the right to amend the Plan at any time; and

WHEREAS, the Board desires to amend and modify the Plan as set forth herein.

NOW, THEREFORE, the Plan shall be, and hereby is, amended and modified, effective July 28, 1999, as follows:

  1. Section 1.02 is hereby amended and replaced in its entirety to read as follows:

        1.02  Cause:  An employee's:

                    (a) felony conviction or the failure of an employee to contest prosecution for a felony;

                    (b) willful misconduct or dishonesty, any of which is directly and materially harmful to the business or reputation of the Company;

                    (c) theft, participation in any material fraudulent conduct, or other acts involving material misappropriation of property; or

                    (d) willful and continued failure by the employee to substantially perform the employee's duties properly assigned to the employee (other than any such failure resulting from the employee's incapacity due to physical or mental illness) after demand for substantial performance is delivered by the Company specifically identifying the manner in which the Company believes the employee has not substantially performed his/her duties.

              For purposes of determining Cause, no act, or failure to act, on the employee's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interests of the Company.

          Furthermore, the employee shall not be deemed to have been terminated for Cause without (i) reasonable notice to the employee setting forth the reasons for the Company's intention to terminate for Cause, (ii) an opportunity for the employee, together with the employee's counsel, to be heard before the Board, and (iii) delivery to the employee of a notice of termination from the Board finding that in the good faith opinion of a majority of the Board, the employee was guilty of conduct set forth in this Section.

  2. Section 1.03(b) is hereby amended and replaced in its entirety to read as follows:

             "(b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which the persons who were the holders of common stock of Farm Family Life Insurance Company, Farm Family Casualty Insurance Company or Farm Family Holdings, Inc. immediately prior to the Business Combination (i) own, immediately after the Business Combination, more than sixty percent (60%) of the combined voting power of securities issued by the ultimate parent company resulting from such Business Combination, and (ii) own such securities in substantially the same proportion as they were owned by such persons immediately prior to the Business Combination;"

  3. Except as amended and modified by this Amendment No. 1, all other terms of the Plan shall remain unchanged.

IN WITNESS WHEREOF, Farm Family Holdings, Inc. by authority of its Board of Directors, has caused this Amendment No. 1 to be duly executed as of the date and year first above written.

                                   FARM FAMILY HOLDINGS, INC.

                                   By:  /s/ Philip P. Weber
                                        -------------------
                                            Philip P. Weber

                                   Title:  President & Chief Executive Officer

                                                                EXHIBIT 10.2
                            SUMMARY PLAN DESCRIPTION

                       FARM FAMILY LIFE INSURANCE COMPANY
                     FARM FAMILY CASUALTY INSURANCE COMPANY
                           FARM FAMILY HOLDINGS, INC.

                           OFFICER SEVERANCE PAY PLAN
                             Effective July 28, 1999

Purpose

Farm Family Life Insurance Company (hereinafter referred to as "Life"), Farm Family Casualty Insurance Company (hereinafter referred to as "Casualty") and Farm Family Holdings, Inc. (hereinafter referred to as "Holdings") have adopted a severance pay plan effective August 1, 1994, as amended July 29, 1997, July 28, 1998, October 27, 1998, and as further amended July 28, 1999, the purpose of which is to provide financial benefits to officers of Life, Casualty or Holdings who lose their positions under Severance Qualifying Conditions.

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

      (c) theft, participation in any material fraudulent conduct, or other acts involving material misappropriation of property; or

      (d) willful and continued failure by the officer to substantially perform the officer's duties properly assigned to the officer (other than any such failure resulting from the officer's incapacity due to physical or mental illness) after demand for substantial performance is delivered by the Company specifically identifying the manner in which the Company believes the officer has not substantially performed his/her duties.

      For purposes of determining Cause, no act, or failure to act, on the officer's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interests of the Company.

      Furthermore, the officer shall not be deemed to have been terminated for Cause without (i) reasonable notice to the officer setting forth the reasons for the Company's intention to terminate for Cause, (ii) an opportunity for the officer, together with the officer's counsel, to be heard before the Board, and (iii) delivery to the officer of a notice of termination from the Board finding that in the good faith opinion of a majority of the Board, the officer was guilty of conduct set forth in this Section.

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

      (b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which the persons who were the holders of common stock of Life, Casualty or Holdings immediately prior to the Business Combination (i) own, immediately after the Business Combination, more than sixty percent (60%) of the combined voting power of securities issued by the ultimate parent company resulting from such Business Combination and (ii) own such securities in substantially the same proportion as they were owned by such persons immediately prior to the Business Combination;

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

      (iii)the failure of any Company to continue in effect any of the Company's annual and long-term incentive compensation plans or employee benefit or retirement plans, policies, practices or other compensation arrangements (collectively the "Compensation Arrangements") in which the Eligible Officer participates unless such failure to continue the plan, policy, practice or arrangement pertains to all plan participants generally and the lost value is being replaced by a new plan, policy, practice or arrangement of reasonably equivalent value; or the failure by the Company to continue the Eligible Officer's participation in the Compensation Arrangements on substantially the same basis, both in terms of the amount of benefits provided and the level of the Eligible Officer's participation relative to other participants, as existed immediately prior to the Change in Control;

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

The termination of an officer's employment with Life, Casualty or Holdings, for any of the following reasons shall not be treated as a Severance Qualifying
Condition:

   - If an officer resigns, abandons his or her job, fails to return from an approved leave of absence or initiates termination on any similar basis other than pursuant to Elimination of Position Termination, Change in Control Termination, Termination for Good Reason or Change in Control Anniversary Termination;

   -  If an officer is terminated for Cause.

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

Employee rights under ERISA

As a participant in this plan, officers are entitled to certain rights and protection under ERISA. ERISA provides that all plan participants shall be entitled to:

     - Examine, free of charge, at the administrative office in their geographic area, all plan documents and copies of all documents filed by the plan with the U.S. Department of Labor.

     - Obtain copies of all plan documents and other plan information upon written request to the plan administrator. The plan administrator may make a reasonable charge for the copies.

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

     If to the Vice President-Human Resources:

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

                                                                  EXHIBIT 10.3
                             AMENDMENT NO. 3 TO THE
                           FARM FAMILY HOLDINGS, INC.
                             OMNIBUS SECURITIES PLAN

This AMENDMENT NO. 3 TO THE FARM FAMILY HOLDINGS, INC. OMNIBUS SECURITIES PLAN, dated as of July 28, 1999 (this "Amendment No. 3") was adopted by the Board of Directors of FARM FAMILY HOLDINGS, INC. (the "Company"), at a meeting duly called and held on July 28, 1999.

WHEREAS, the Board of Directors of the Company (the "Board") adopted the Farm Family Holdings, Inc. Omnibus Securities Plan dated as of December 13, 1996 as amended by Amendment No. 1 to the Farm Family Holdings, Inc. Omnibus Securities Plan dated as of February 13, 1997 and Amendment No. 2 to the Farm Family Holdings, Inc. Omnibus Securities Plan dated as of October 27, 1998 (as amended, the "Plan");

WHEREAS, pursuant to Article XI of the Plan, the Board has the right to alter or amend the Plan from time to time; and

WHEREAS, the Board desires to amend and modify the Plan as set forth herein.

NOW, THEREFORE, the Plan shall be, and hereby is, amended and modified, effective July 28, 1999, as follows:

  1. Subsection (b) of the definition of "Change of Control" is hereby amended and replaced in its entirety to read as follows:

     "(b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which the persons who were the holders of common stock of Farm Family Life Insurance Company, Farm Family Casualty Insurance Company or Farm Family Holdings, Inc. immediately prior to the Business Combination (i) own, immediately after the Business Combination, more than sixty percent (60%) of the combined voting power of securities issued by the ultimate parent company resulting from such Business Combination, and (ii) own such securities in substantially the same proportion as they were owned by such persons immediately prior to the Business Combination;"

  2. Except as amended and modified by this Amendment No. 3, all other terms of the Plan shall remain unchanged.

IN WITNESS WHEREOF, Farm Family Holdings, Inc. by authority of its Board of Directors, has caused this Amendment No. 3 to be duly executed as of the date and year first above written.

                                   FARM FAMILY HOLDINGS, INC.

                                   By:  /s/ Philip P. Weber
                                        -------------------
                                            Philip P. Weber

                                   Title:  President & Chief Executive Officer

                                                                EXHIBIT 10.4
                             AMENDMENT NO. 1 TO THE
                       FARM FAMILY LIFE INSURANCE COMPANY
                              ANNUAL INCENTIVE PLAN


This AMENDMENT NO. 1 TO THE FARM FAMILY LIFE INSURANCE COMPANY ANNUAL INCENTIVE PLAN, dated as of July 28, 1999 (this "Amendment No. 1"), was adopted by the Board of Directors of FARM FAMILY LIFE INSURANCE COMPANY (the "Company"), at a meeting duly called and held on July 28, 1999.

WHEREAS, the Board of Directors of the Company (the "Board") adopted the Farm Family Life Insurance Company Annual Incentive Plan, effective January 1, 1997, as amended and restated as of October 27, 1998 (as amended and restated, the "Plan"); and

WHEREAS, pursuant to Section 8.06 of the Plan, the Board has the right to amend the Plan at any time; and

WHEREAS, the Board desires to amend and modify the Plan as set forth herein.

NOW, THEREFORE, the Plan shall be, and hereby is, amended and modified, effective July 28, 1999, as follows:

  1. Section 1.02 is hereby amended and replaced in its entirety to read as follows:

        1.02  Cause:  An employee's:

              (a) felony  conviction  or the  failure of an employee to contest prosecution for a felony;

              (b) willful misconduct or dishonesty, any of which is directly and materially harmful to the business or reputation of the Company;

              (c) theft, participation in any material fraudulent conduct, or other acts involving material misappropriation of property; or

              (d) willful and continued failure by the employee to substantially perform the employee's duties properly assigned to the employee (other than any such failure resulting from the employee's incapacity due to physical or mental illness) after demand for substantial performance is delivered by the Company specifically identifying the manner in which the Company believes the employee has not substantially performed his/her duties.

              For purposes of determining Cause, no act, or failure to act, on the employee's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interests of the Company.

          Furthermore, the employee shall not be deemed to have been terminated for Cause without (i) reasonable notice to the employee setting forth the reasons for the Company's intention to terminate for Cause, (ii) an opportunity for the employee, together with the employee's counsel, to be heard before the Board, and (iii) delivery to the employee of a notice of termination from the Board finding that in the good faith opinion of a majority of the Board, the employee was guilty of conduct set forth in this Section.

  2. Section 1.03(b) is hereby amended and replaced in its entirety to read as follows:

             "(b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which the persons who were the holders of common stock of Farm Family Life Insurance Company, Farm Family Casualty Insurance Company or Farm Family Holdings, Inc. immediately prior to the Business Combination (i) own, immediately after the Business Combination, more than sixty percent (60%) of the combined voting power of securities issued by the ultimate parent company resulting from such Business Combination, and (ii) own such securities in substantially the same proportion as they were owned by such persons immediately prior to the Business Combination;"

  3. Except as amended and modified by this Amendment No. 1, all other terms of the Plan shall remain unchanged.

IN WITNESS WHEREOF, Farm Family Life Insurance Company by authority of its Board of Directors, has caused this Amendment No. 1 to be duly executed as of the date and year first above written.

                              FARM FAMILY LIFE INSURANCE COMPANY

                              By: /s/ Philip P. Weber
                                   ------------------------
                                      Philip P. Weber

                              Title: President & Chief Executive Officer

                                                               EXHIBIT 10.5


                             AMENDMENT NO. 2 TO THE
                           FARM FAMILY HOLDINGS, INC.
                      OFFICERS' DEFERRED COMPENSATION PLAN


This AMENDMENT NO. 2 TO THE FARM FAMILY HOLDINGS, INC. OFFICERS' DEFERRED COMPENSATION PLAN, dated as of July 28, 1999 (this "Amendment No. 2"), was adopted by the Board of Directors of FARM FAMILY HOLDINGS, INC. (the "Company"), at a meeting duly called and held on July 28, 1999.

WHEREAS, the Board of Directors of the Company (the "Board") adopted the Farm Family Holdings, Inc. Officers' Deferred Compensation Plan, dated as of November 1, 1996, as amended by Amendment No. 1 to the Farm Family Holdings, Inc. Officers' Deferred Compensation Plan dated as of October 27, 1998 (as amended, the "Plan"); and

WHEREAS, pursuant to Section 7.06 of the Plan, the Board has the right to amend the Plan at any time; and

WHEREAS, the Board desires to amend and modify the Plan as set forth herein.

NOW, THEREFORE, the Plan shall be, and hereby is, amended and modified, effective July 28, 1999, as follows:

  1. Section 1.05(b) is hereby amended and replaced in its entirety to read as follows:

     "(b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which the persons who were the holders of common stock of Farm Family Life Insurance Company, Farm Family Casualty Insurance Company or Farm Family Holdings, Inc. immediately prior to the Business Combination (i) own, immediately after the Business Combination, more than sixty percent (60%) of the combined voting power of securities issued by the ultimate parent company resulting from such Business Combination, and (ii) own such securities in substantially the same proportion as they were owned by such persons immediately prior to the Business Combination;"

  2. Except as amended and modified by this Amendment No. 2, all other terms of the Plan shall remain unchanged.

IN WITNESS WHEREOF, Farm Family Holdings, Inc. by authority of its Board of Directors, has caused this Amendment No. 2 to be duly executed as of the date and year first above written.

                                   FARM FAMILY HOLDINGS, INC.

                                   By:     /s/ Philip P. Weber
                                           -------------------
                                               Philip P. Weber

                                   Title:  President & Chief Executive Officer

                                                               EXHIBIT 10.6


                             AMENDMENT NO. 2 TO THE
                           FARM FAMILY HOLDINGS, INC.
                      DIRECTORS' DEFERRED COMPENSATION PLAN


This AMENDMENT NO. 2 TO THE FARM FAMILY HOLDINGS, INC. DIRECTORS' DEFERRED COMPENSATION PLAN, dated as of July 28, 1999 (this "Amendment No. 2"), was adopted by the Board of Directors of FARM FAMILY HOLDINGS, INC. (the "Company"), at a meeting duly called and held on July 28, 1999.

WHEREAS, the Board of Directors of the Company (the "Board") adopted the Farm Family Holdings, Inc. Directors' Deferred Compensation Plan, dated as of November 1, 1996, as amended by Amendment No. 1 to the Farm Family Holdings, Inc. Directors' Deferred Compensation Plan dated as of October 27, 1998 (as amended, the "Plan"); and

WHEREAS, pursuant to Section 7.06 of the Plan, the Board has the right to amend the Plan at any time; and

WHEREAS, the Board desires to amend and modify the Plan as set forth herein.

NOW, THEREFORE, the Plan shall be, and hereby is, amended and modified, effective July 28, 1999, as follows:

  1. Section 1.05(b) is hereby amended and replaced in its entirety to read as follows:

     "(b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which the persons who were the holders of common stock of Farm Family Life Insurance Company, Farm Family Casualty Insurance Company or Farm Family Holdings, Inc. immediately prior to the Business Combination (i) own, immediately after the Business Combination, more than sixty percent (60%) of the combined voting power of securities issued by the ultimate parent company resulting from such Business Combination, and (ii) own such securities in substantially the same proportion as they were owned by such persons immediately prior to the Business Combination;"

  2. Except as amended and modified by this Amendment No. 2, all other terms of the Plan shall remain unchanged.

IN WITNESS WHEREOF, Farm Family Holdings, Inc. by authority of its Board of Directors, has caused this Amendment No. 2 to be duly executed as of the date and year first above written.

                                   FARM FAMILY HOLDINGS, INC.

                                   By:     /S/ Philip P. Weber
                                           -------------------
                                               Philip P. Weber

                                   Title:  President & Chief Executive Officer

                                                                 EXHIBIT 10.7

                         AMENDMENT NO. 2 TO FARM FAMILY
               SUPPLEMENTAL PROFIT SHARING AND MONEY PURCHASE PLAN



WHEREAS, Farm Family Life Insurance Company and Farm Family Casualty Insurance Company (the "Principal Employers") adopted an amended and restated Farm Family Supplemental Profit Sharing and Money Purchase Plan effective as of January 1, 1997, as amended by Amendment No. 1 to Farm Family Supplemental Profit Sharing and Money Purchase Plan effective as of April 27, 1999 (as amended, the "Plan"), for the benefit of eligible employees of the Principal Employers as well as eligible employees of Farm Family Holdings, Inc. and United Farm Family Insurance Company (collectively with the Principal Employers, the "Employers"); and

WHEREAS, pursuant to Section 10 of the Plan, the Principal Employers have the right to amend or modify the Plan from time to time; and

WHEREAS, the Principal Employers now wish to amend the Plan as set forth herein.

NOW, THEREFORE, the Plan is hereby amended, effective as of July 28, 1999, as follows:

  1. Paragraph (b) of Section 2., Definitions, is hereby amended and replaced in its entirety to read as follows:

     "(b) stockholders approve a merger, consolidation or other business combination (a "Business Combination") other than a Business Combination in which the persons who were the holders of common stock of Farm Family Life Insurance Company, Farm Family Casualty Insurance Company or Farm Family Holdings, Inc. immediately prior to the Business Combination (i) own, immediately after the Business Combination, more than sixty percent (60%) of the combined voting power of securities issued by the ultimate parent company resulting from such Business Combination, and (ii) own such securities in substantially the same proportion as they were owned by such persons immediately prior to the Business Combination;"

  2. Except as specifically set forth in this Amendment No. 2, the terms and conditions of the Plan shall remain unchanged and in full force and effect.

IN WITNESS WHEREOF, Farm Family Life Insurance Company and Farm Family Casualty Insurance Company, as Principal Employers under the Plan, have caused this Amendment No. 2 to be adopted.



ATTEST:                                     FARM FAMILY LIFE INSURANCE COMPANY


By:   /s/ Victoria M. Stanton                     By:  /s/ Philip P. Weber
      -----------------------                          -------------------
      Secretary                                        Philip P. Weber
                                                       President & C.E.O.


ATTEST:                                      FARM FAMILY CASUALTY INSURANCE
                                             COMPANY


By:   /s/ Victoria M. Stanton                     By:   /s/ Philip P. Weber
      -----------------------                           ------------------
      Secretary                                         Philip P. Weber
                                                        President & C.E.O.

IN WITNESS WHEREOF, Farm Family Holdings, Inc. and United Farm Family Insurance Company, as Employers under the Plan, have caused this Amendment No. 2 to be adopted.



ATTEST:                                       FARM FAMILY HOLDINGS, INC.


By:   /s/ Victoria M. Stanton                      By:  /s/ Philip P. Weber
      -----------------------                           -------------------
      Secretary                                         Philip P. Weber
                                                        President & C.E.O.


ATTEST:                                        UNITED FARM FAMILY INSURANCE
                                               COMPANY


By:   /s/ Victoria M. Stanton                       By:  /s/ Philip P. Weber
      -----------------------                            -------------------
      Secretary                                          Philip P. Weber
                                                         President & C.E.O.