Form 10-K
period 1999-12-31
FARM FAMILY HOLDINGS INC
filed 2000-03-30
CIK 1013564

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                           Commission File No. 1-11941

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 1, 2000, Registrant had 6,110,684 shares of Common Stock outstanding. Of these, 6,098,717 shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in the Wall Street Journal for stocks listed on the New York Stock Exchange March 1, 1999) of approximately $219,553,812 were owned by stockholders other than directors and executive officers of the Registrant.

                       Documents Incorporated By Reference


  Portions of the following documents are incorporated by reference as follows:

     Documents Incorporated                                    Part of Form 10K


Farm Family Holdings, Inc.                                          I and II
Annual Report to Stockholders
for the fiscal year ended
December 31, 1999
(the "Annual Report")

Farm Family Holdings, Inc.                                            III
Proxy Statement for the
2000 Annual Meeting of
Stockholders
(the "Proxy Statement")

                           FARM FAMILY HOLDINGS, INC.

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I                                                                     Page

Item 1.    Business                                                          1
Item 2.    Properties                                                        18
Item 3.    Legal Proceedings                                                 18
Item 4.    Submission of Matters to a Vote of Security Holders               18

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters                                                           19
Item 6.    Selected Financial Data                                           19
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        19
Item 8.    Financial Statements and Supplementary Data                       20
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                              20

Part III

Item 10.   Directors and Executive Officers of the Registrant                20
Item 11.   Executive Compensation                                            20
Item 12.   Security Ownership of Certain Beneficial Owners and Management    20
Item 13.   Certain Relationships and Related Transactions                    20

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  21
           Signatures                                                        22
           Index to Financial Statements and Financial Statement Schedules   S-1
           Exhibit Index                                                     E-1

                                     PART I

ITEM 1.  BUSINESS

Overview of Operations and Marketing Strategy

     The following discussion includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly-owned subsidiaries (collectively referred to as the "Company" or "we"). The primary subsidiaries of Farm Family Holdings are Farm Family Casualty Insurance Company ("Farm Family Casualty") and Farm Family Life Insurance Company ("Farm Family Life").

     On July 26, 1996, Farm Family Mutual Insurance Company ("Farm Family Mutual") converted from a mutual property and casualty insurance company to a stockholder-owned property and casualty insurance company and became a wholly-owned subsidiary of Farm Family Holdings pursuant to a plan of Reorganization and Conversion (the "Plan"). In addition, Farm Family Mutual was renamed Farm Family Casualty Insurance Company. As part of the Plan, Farm Family Mutual policyholders received approximately 2,237,000 shares of Farm Family Holding's common stock and $11,735,000 in cash in exchange for their membership interest in Farm Family Mutual.

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

     On April 6, 1999, Farm Family Holdings acquired all of the outstanding capital stock of Farm Family Life. Farm Family Holdings' aggregate purchase price was approximately $38.3 million, including direct acquisition costs. The purchase price consisted of approximately $30.6 million of Farm Family Holdings' common stock ($31.5 million less certain expenses paid by Farm Family Life), approximately $5.8 million stated value of 6-1/8% voting preferred stock ($6 million less certain expenses paid by Farm Family Life) and approximately $1.9 million in direct acquisition costs. Under the terms of the Option Purchase Agreement, the price used to determine the number of shares of common and voting preferred stock issued in the acquisition was fixed at $35.72 per share. Farm Family Holdings issued 856,871 shares of common stock and 163,214 shares of voting preferred stock to the Selling Stockholders. After the acquisition, Farm Family Holdings' total number of common shares outstanding increased to 6,110,684. As a result of the acquisition, Farm Family Life became a wholly-owned subsidiary of Farm Family Holdings. Accordingly, the financial results of Farm Family Life and Farm Family Life's wholly-owned property and casualty subsidiary, United Farm Family Insurance Company ("United Farm Family"), are included in our consolidated financial statements effective April 6, 1999.

     Farm Family Casualty and United Farm Family are specialized insurance companies that provide property and casualty insurance coverages to farms, agribusiness, and other generally related businesses and residents of rural and suburban communities. Farm Family Casualty provides insurance to members of the state Farm Bureau(R) organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states (collectively the "Farm Bureaus"). Membership in a state Farm Bureau organization is a prerequisite for voluntary insurance coverage with Farm Family Casualty, except for our employees. United Farm Family provides similar property and casualty insurance products in Pennsylvania and Maryland. Membership in a state Farm Bureau organization is not a prerequisite for purchasing insurance coverage from United Farm Family. United Farm Family began operations in these states during 1998.

     Farm Family Life provides life insurance, annuity, and accident and health insurance coverages principally to members of the state Farm Bureau organizations in the same states as Farm Family Casualty and United Farm Family. Membership in a state Farm Bureau organization is not a prerequisite for purchasing insurance coverage from Farm Family Life.

     Farm Family Casualty, Farm Family Life and United Farm Family share the same agency force, certain employees and office facilities. Most administrative and operating expenses are allocated between the companies pursuant to expense sharing and service agreements.

     We market our insurance products through more than 290 agents and field managers who are primarily located in the rural and suburban communities we serve. We believe that our distinctive focus on meeting the specialized insurance needs of rural and suburban communities has provided us with the knowledge and experience to adapt to changes in the demographics of our markets and in the nature of agricultural related businesses.

     In addition to insuring those engaged in agricultural pursuits such as dairy, vegetable and fruit farming, we insure a wide range of other businesses related to agriculture, such as distributors of agricultural products, horse breeding and training facilities, landscapers, nurseries, florists, wineries and growers of specialty products. We also offer businessowners products for certain retail and contractor businesses and for owners of apartment and office buildings, as well as a homeowners product.

     Our principal strategy is to focus on meeting the specialized insurance needs of the rural and suburban communities in which we currently operate. We offer personal and commercial automobile products, and also property and liability products. Our flagship product, the Special Farm Package, is a flexible policy that can be adapted to meet the needs of a variety of agricultural and agricultural related businesses.

     We also emphasize cross-selling opportunities within our distribution system. In addition to the property and casualty products, the acquisition of Farm Family Life added life insurance, annuities, and accident and health products to our product portfolio. Also, through Farm Family Financial Services, Inc. and its affiliation with a national broker-dealer, our agents and policyholders have access to mutual funds, variable annuity policies and other related products.

     We seek to leverage our local reputation, agency force, knowledge and experience to expand our product offerings to a wider variety of customers in the rural and suburban communities in which we currently operate. In addition, we continue to seek to facilitate and expedite sales, underwriting and policy administration functions through the use of computer networking communications with the home office.

Relationship with Farm Bureaus

     Farm Family Casualty and Farm Family Life were established through the efforts of certain Farm Bureaus to provide property and casualty and life insurance for Farm Bureau members in the Northeast. These Farm Bureaus are affiliated with the American Farm Bureau Federation, the nation's largest general farm organization with over 4.9 million families, which has traditionally sought to advance the interests of the agricultural community. The majority of our directors are directors or executive officers of Farm Bureau organizations in the Northeast.

     Farm Family Casualty and Farm Family Life are parties to Membership List Purchase Agreements with each of the state Farm Bureaus in ten of the twelve states in which we operate. Pursuant to the Membership List Purchase Agreements, the Farm Bureaus provide us with the right to utilize their membership lists in connection with the marketing of our insurance products and the financial services and products of financial institutions and authorize us to use the Farm Bureau names and service marks in connection with the marketing of our insurance products. In exchange for these rights, we pay to each of the Farm Bureaus an annual fee of $15.00 per Farm Bureau member. The Membership List Purchase Agreements are for six years and expire on December 31, 2001. For the years ended December 31, 1999, 1998 and 1997, we incurred expense of $1,227,000, $660,000, and $600,000, respectively, pursuant to the Membership List Purchase Agreements. The 1999 amount includes Farm Family Life's expense of $526,000 for the Membership List Purchase Agreements, since its acquisition effective April 6, 1999.

Industry Segments

     Our operations consist of two operating segments: property and casualty insurance, which is sold through Farm Family Casualty and United Farm Family, and life insurance which is sold through Farm Family Life. The property and casualty segment accounted for 87% of the 1999 consolidated premium revenue and 90% of the 1999 consolidated operating income. Prior to the acquisition of Farm Family Life, we did not market life insurance products. Information regarding the last three years' revenues, operating profits, and identifiable assets for each of the operating segments is contained in Note 18 of the Notes to Consolidated Financial Statements appearing on pages 26 to 46 of our Annual Report, incorporated herein by reference and included as part of Exhibit 13 to this Form 10-K.

Property and Casualty Insurance Business

Products

     Our property and casualty insurance segment includes activities related to the Special Farm Package, a flexible multi-line package of insurance coverages, and other insurance products covering, personal and commercial automobiles, businessowners and homeowners.

     We offer a variety of property and casualty insurance products primarily designed to meet the unique insurance needs of our agricultural clients and the general insurance needs of the rural and suburban communities in which we write business. Many policyholders have more than one policy with us.

The following table sets forth, by product, the direct written premiums for property and casualty insurance business, including assigned risk business, for the following years:

                                                                  Year Ended December 31,
                                           ----------------------------------------------------------------------
                                                             % of                   % of                    % of
($ in millions)                                  1999       Total        1998      Total         1997      Total
-----------------------------------------------------------------------------------------------------------------
Personal Automobile*                            $68.0       35.2%       $68.3      36.9%        $62.3      36.9%
Special Farm Package                             41.5       21.5%        40.6      21.9%         38.4      22.8%
Commercial Automobile*                           31.0       16.1%        28.9      15.6%         26.1      15.5%
Workers' Compensation                            13.1        6.8%        12.6       6.8%         11.3       6.7%
Businessowners                                   11.5        6.0%        10.1       5.5%          9.0       5.3%
Homeowners                                       10.3        5.3%         9.2       5.0%          7.7       4.6%
Umbrella                                          5.9        3.0%         5.0       2.7%          4.8       2.9%
Commercial General Liability                      5.1        2.6%         4.5       2.4%          4.1       2.4%
Special Home Package                              3.4        1.8%         3.3       1.8%          3.1       1.8%
Fire, Allied, Inland Marine                       1.9        1.0%         1.8       1.0%          1.3       0.8%
Country Estate                                    0.7        0.4%         0.2       0.1%         ----       ----
Products Liability                                0.4        0.2%         0.4       0.2%          0.4       0.2%
Pollution                                         0.2        0.1%         0.2       0.1%          0.2       0.1%
-----------------------------------------------------------------------------------------------------------------
         Total                                 $193.0      100.0%      $185.1     100.0%       $168.7     100.0%
=================================================================================================================

     *Includes $4.8, $3.9, and $6.3 million of assigned risk automobile premiums for personal automobile business and $0.3, $0.3, and $0.7 million of premiums for assigned risk commercial automobile business for each of the years ended December 31, 1999, 1998, and 1997, respectively.


     Personal Automobile - Our personal automobile policy provides us with more premium than any of our other products. Our industry standard personal automobile policy is generally marketed in conjunction with our other products, such as the Special Farm Package, the businessowners policy or the homeowners policy.

     Special Farm Package - The Special Farm Package, is a flexible, multi-line package of insurance coverages we regard as our "flagship" product. As a result of its flexible features, this product can be adapted to meet the needs of a variety of agricultural and related businesses. The Special Farm Package policy combines personal, farm and business property and liability insurance for agribusiness, as well as owners of other agricultural related businesses, such as horse breeding and training facilities, nurseries, wineries and greenhouses.

     Commercial Automobile - Commercial automobile is primarily used for commercial automobiles utilized in conjunction with agricultural and related businesses.

     Workers' Compensation - We generally do not seek to market or write our workers' compensation policy apart from a Special Farm Package or a businessowners policy.

     Businessowners - Our businessowners product (based on the industry standard policy form) is designed to meet the needs of small businesses within our rural and suburban markets. This product is marketed to two distinct groups: (i) "mercantile businessowners" with property based risks, including apartment and office building owners and small to medium-sized retail businesses, such as florists and farm markets and (ii) small, established artisan contractors principally serving the agricultural community.

     Special Home Package and Homeowners - Our homeowners policy is a standard multi-peril policy for the rural and suburban homeowner. Increasingly, the homeowners policy is being sold to provide coverage for the insured's principal residence, while the Special Home Package is used to insure rural-based, tenant occupied residences. Like the Special Farm Package, the Special Home Package combines personal and commercial property and liability coverages, and contains flexible features, which also allow it to be adapted to meet the needs of a variety of customers.

     Umbrella Liability - We write commercial and personal excess liability policies covering business, farm and personal liabilities of our policyholders in excess of amounts covered under Special Farm Package, homeowners, businessowners and automobile policies. Such policies are available with limits of $1.0 million to $5.0 million. We do not generally seek to market our excess liability policies unless we also write an underlying liability policy.

     Commercial General Liability - We write a standard commercial general liability policy which is generally marketed in connection with the Special Farm Package, or other property insurance coverage. The commercial general liability policy is generally not written apart from these other policies. We typically write the policy for unique business situations, such as horse breeding and training facilities and certain landscaper risks, which do not meet the criteria for liability coverage under a businessowners or Special Farm Package policy. The policy insures businesses against third party liability from accidents occurring on their premises or arising out of their operations or products. Most of our products liability line is written as part of the commercial general liability product.

     Country Estate - In October 1997, we began marketing the Country Estate program, a specialized version of the Special Farm Package. The program covers rural residents where agricultural exposures are present, but agribusiness is not the main source of income for the household.

     Pollution - We write a small number of pollution liability policies covering specified farm risks on a "claims-made" basis. The policy insures against losses incurred from third party liability, including bodily injury and property damages, and from pollution incidents, such as those caused from pesticides, fertilizers, herbicides and manure piles. An "extended reporting period" option is available under certain circumstances which allows for claim reporting after the policy expiration.

The following table sets forth our direct written premiums by state for property and casualty insurance:


                                                                     Year Ended December 31,
                                            --------------------------------------------------------------------------
                                                                 % of                       % of                 % of
($ in millions)                                     1999        Total         1998         Total       1997     Total
----------------------------------------------------------------------------------------------------------------------
New York                                           $67.9        35.2%        $64.3         34.8%      $61.5     36.5%
New Jersey                                          51.2        26.6%         52.4         28.3%       44.5     26.4%
Massachusetts                                       16.0         8.3%         14.6          7.9%       12.9      7.6%
Connecticut                                         12.4         6.4%         12.1          6.5%       11.0      6.5%
West Virginia                                       10.8         5.6%         10.1          5.4%        9.1      5.4%
New Hampshire                                        7.4         3.8%          6.9          3.8%        6.5      3.9%
Vermont                                              6.9         3.6%          6.3          3.4%        5.8      3.4%
Delaware                                             6.6         3.4%          6.5          3.5%        5.8      3.4%
Maine                                                6.5         3.4%          6.5          3.5%        6.7      4.0%
Rhode Island                                         5.5         2.8%          5.4          2.9%        4.9      2.9%
Pennsylvania                                         1.4         0.7%         ----          ----       ----      ----
Maryland                                             0.4         0.2%         ----          ----       ----      ----
----------------------------------------------------------------------------------------------------------------------
        Total                                     $193.0       100.0%       $185.1        100.0%     $168.7    100.0%
======================================================================================================================

Underwriting

     We seek to underwrite our commercial and personal insurance risks by evaluating loss experience and underwriting profitability with consistently applied standards. We maintain information on many aspects of our business, which is routinely reviewed by our staff of underwriters in relationship to product line profitability. Our underwriters generally specialize by agency territory, or line of business. Specific information is monitored with regard to individual insureds, which is used to assist us in making decisions about policy renewals or modifications.

     We concentrate on our established major product lines (personal and commercial auto, Special Farm Package, businessowners and homeowners policies). We generally do not pursue the development of products with risk profiles with which we are not familiar, nor do we, typically, actively market our automobile, workers' compensation or general liability policies except to policyholders who may also purchase our Special Farm Package, businessowners or homeowners products. We typically seek to sell multiple products to a household to enhance persistency and profitability. We believe our extensive knowledge of local markets within our service territory is a key element in our underwriting process.

Claims

     Claims on insurance policies written by us are usually investigated and settled by one of our claim adjusters or claim managers. Our claim adjusters are strategically located in our service territory in eight offices. Our claim philosophy emphasizes timely investigation, evaluation and settlement of claims, while maintaining adequate reserves and controlling claim adjustment expenses. Our claim philosophy is designed to support our marketing efforts by providing agents and policyholders with prompt service.

     Claim settlement authority levels are established for each adjuster and claim manager based upon the employee's ability and level of experience. Claims are reported directly to our central claim processing unit located in the home office or to a field claim office. Specialized units exist at the home office for no-fault automobile, subrogation and large, litigated and certain other claims. We also have a special investigative unit to investigate suspected insurance fraud, including arson. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims.

     Claims for New York private passenger assigned risk business are handled by an outside claim adjusting firm that specializes in this line of business. An outside adjusting firm that specializes in workers compensation claims handles claims on our workers compensation policies issued on or after January 1, 1999.

Reinsurance

Reinsurance Ceded:

     Prior to January 1, 1998, the largest net per risk exposure retained by us on any one individual property or casualty risk was $100,000 and United Farm Family covered property and casualty risks in excess of $100,000 on an excess of loss basis up to $300,000 per risk. Effective January 1, 1998, the largest net per risk exposure retained by us on any one individual property or casualty risk is $300,000. Per risk property losses in excess of $300,000 up to $4 million are reinsured on an excess of loss basis by unaffiliated reinsurers. Casualty losses per risk in excess of $300,000 up to $1 million (which is generally the maximum limit of liability written on our casualty insurance policies, other than workers' compensation and umbrella liability policies) are covered on an excess of loss basis by unaffiliated reinsurers. Clash coverage, which provides coverage for a single event that results in multiple casualty losses to our insureds, is provided by unaffiliated reinsurers and covers casualty losses, including workers' compensation, in excess of $1 million up to $15 million. In addition, workers' compensation claims, on a per occurrence basis with a $600,000 per person limit, in excess of $3 million up to $20 million are separately reinsured on an excess of loss basis by unaffiliated reinsurers. Prior to January 1, 1998, we reinsured 95% of our umbrella liability losses (including a 5% quota share participation by United Farm Family) under $1 million per loss on a quota share basis and 100% of our umbrella liability losses in excess of $1 million up to $5 million per loss with unaffiliated reinsurers. Effective January 1, 1998, umbrella losses per occurrence in excess of $300,000 up to $2 million are covered on an excess of loss basis with unaffiliated reinsurers. In addition, we reinsure 100% of our umbrella liability losses in excess of $2 million up to $5 million per loss with unaffiliated reinsurers. Facultative reinsurance coverage is obtained for property policies written for limits in excess of $4 million per risk, casualty risks in excess of $1 million, and umbrella policies written for limits in excess of $5 million.

     We terminated certain reinsurance agreements with United Farm Family effective December 31, 1997. However, United Farm Family retains liability for covered losses arising from occurrences prior to the termination date.

     Our property catastrophe reinsurance is placed with unaffiliated reinsurers and provides for recovery of 95% of the losses over $3 million up to a maximum of $51 million per occurrence. We retain the first $3 million of losses per occurrence under our property catastrophe program.

     We also have aggregate stop loss reinsurance covering net losses incurred in excess of 66% of our net earned premiums, up to a maximum of $12.5 million per accident year, for accident years 1998 and 1999. Aggregate stop loss reinsurance covers our direct written and assumed reinsurance business, net of inuring reinsurance ceded. This coverage is provided by unaffiliated reinsurers and covers each accident year separately.

     The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 1999, more than 95% of our reinsurance program was provided by reinsurers which were rated "A-" (Excellent) or above by A.M. Best Company, Inc. ("A.M. Best").

Reinsurance Assumed:

     We assume voluntary reinsurance primarily covering property, property catastrophe and casualty risks generally located outside of the Northeast. We believe that, among other benefits, our assumed reinsurance arrangements enhance our geographic spread of risk. We also assumed an insignificant amount of property and casualty reinsurance covering substandard automobile policies from United Farm Family through December 31, 1997. For the years ended December 31, 1999 and 1998, we earned premiums of $12.6 million and $11.2 million, respectively, under various voluntary proportional and non-proportional reinsurance agreements. In addition, we have a retrocessional reinsurance program covering our assumed business, which is placed with unaffiliated reinsurers and provides for recovery of 95% of losses over $1 million up to a maximum of $6 million per occurrence.

Loss and Loss Adjustment Expense ("LAE") Reserves

     Our reserves for losses are an estimate of the unpaid amount, as of December 31, of the losses incurred in both the current year and all prior years. The LAE reserve is an estimate of the unpaid expenses required to settle losses incurred in both the current year and all prior years. We are required to maintain reserves for payment of estimated losses and LAE for both reported claims and claims which have been incurred but not yet reported. We regularly update our reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Therefore, the ultimate liability incurred may differ materially from current reserve estimates.

     Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. Although reserves for losses and loss adjustment expenses may not be paid for many years, such reserves are not discounted except for certain lifetime workers' compensation indemnity reserves where the reserves are discounted at 3.5%.

The following table provides a reconciliation of beginning and ending loss and LAE reserve balances for each of the years in the three-year period ended December 31, 1999.


       Reconciliation of Liability for Losses and Loss Adjustment Expenses

                                                                                               Year ended December 31,
                                                                                         -------------------------------------

($ in thousands)                                                                            1999        1998         1997
------------------------------------------------------------------------------------------------------------------------------
Reserves for losses and loss adjustment expenses at beginning of year                      $174,435    $156,622     $141,220
Less reinsurance recoverables and receivables                                               (30,908)    (29,054)     (26,837)
------------------------------------------------------------------------------------------------------------------------------
Net reserves for losses and loss adjustment expenses at beginning of year                   143,527     127,568      114,383
Net reserves for losses and loss adjustment expenses from the acquisition of
    United Farm Family                                                                       12,335        ----         ----
------------------------------------------------------------------------------------------------------------------------------
                                                                                            155,862     127,568      114,383
------------------------------------------------------------------------------------------------------------------------------
Incurred losses and loss adjustment expenses:
       Provision for insured events of current year                                         146,829     138,201      107,273
       Decrease in provision for insured events of prior years                               (5,320)     (3,899)      (3,972)
------------------------------------------------------------------------------------------------------------------------------
         Total incurred losses and loss adjustment expenses                                 141,509     134,302      103,301
------------------------------------------------------------------------------------------------------------------------------

Loss and loss adjustment expenses payments for claims occurring in:
      Current year                                                                           70,463      70,098       49,858
      Prior years                                                                            61,630      48,245       40,258
------------------------------------------------------------------------------------------------------------------------------
     Total payments                                                                         132,093     118,343       90,116
------------------------------------------------------------------------------------------------------------------------------
Net reserves for losses and loss adjustment expenses at end of year                         165,278     143,527      127,568
Plus reinsurance recoverables and receivables                                                20,852      30,908       29,054
------------------------------------------------------------------------------------------------------------------------------
     Reserves for losses and loss adjustment expenses at end of year                       $186,130    $174,435     $156,622
==============================================================================================================================

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

     The amounts in the following table include the effects of all changes in amounts of prior periods. For example, if a loss determined in 1998 to be $150,000 was first reserved in 1995 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative deficiency in each of the years 1995 through 1998 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past may not necessarily recur in the future.

The following table sets forth the development of loss and loss adjustment expenses reserves for the ten-year period ended December 31, 1999:

                           Analysis of Losses and Loss Adjustment Expense Development
-----------------------------------------------------------------------------------------------------------------------------
($ in thousands)
Year Ended December 31   1989    1990     1991     1992     1993     1994      1995      1996     1997     1998       1999
-----------------------------------------------------------------------------------------------------------------------------
Reserves for Losses
    and Loss Adjustment
    Expenses           $78,339  $94,135 $110,135 $117,497 $123,477 $127,954  $137,978 $141,220   $156,622 $174,435  $186,130
Reinsurance Recoverable
   on Unpaid Losses    (11,784) (22,123) (25,048) (24,463) (28,761) (28,230)  (28,655) (26,837)   (29,054) (30,908)  (20,852)
-----------------------------------------------------------------------------------------------------------------------------
Reserves for Losses and
    Loss Adjustment
  Expenses, Net        $66,555  $72,012  $85,087  $93,034  $94,716  $99,724  $109,323 $114,383   $127,568 $143,527  $165,278
=============================================================================================================================

Reserves, Net,
Reestimated as of:
     One year later     69,036   76,786   84,514   91,561   88,296   94,542   104,649  110,411    123,654  136,305
     Two years later    72,478   76,442   84,305   89,666   82,876   87,592   101,561  107,610    117,283
     Three years later  72,926   76,832   83,960   86,876   81,556   84,840   100,295  103,055
     Four years later   73,130   77,879   82,750   85,204   79,139   84,167    96,798
     Five years later   74,599   77,375   81,690   83,875   78,948   81,565
     Six years later    74,391   76,811   80,487   83,964   77,110
     Seven years later  74,578   76,080   80,385   82,776
     Eight years later  73,993   76,179   79,575
     Nine years later   74,364   75,556
     Ten years later    73,956

Cumulative Redundancy
     (Deficiency)       (7,401)  (3,544)   5,512   10,258   17,606   18,159    12,525   11,328     10,285    7,222
-----------------------------------------------------------------------------------------------------------------------------

Cumulative Amount of
   Reserves Paid
   Through:
     One year later     29,587   29,446   32,708   36,692   34,439   33,069    39,796   40,258     48,232   57,931
     Two years later    46,469   47,392   53,455   57,236   49,867   53,121    59,671   62,486     72,748
     Three years later  57,838   60,737   65,951   66,127   62,138   64,023    72,234   75,631
     Four years later   65,803   67,401   70,176   73,409   67,865   70,114    78,999
     Five years later   68,950   68,634   74,752   76,434   71,160   73,918
     Six years later    68,652   71,697   76,266   78,502   73,252
     Seven years later  71,075   72,820   77,550   79,842
     Eight years later  72,038   73,790   78,387
     Nine years later   72,736   74,417
     Ten years later    73,328

     Prior to 1990, we had a history of cumulative deficiencies in reserving for losses and LAE. These deficiencies were primarily caused by the underestimation of reserves for workers' compensation, automobile and other liability claims. In 1991, we reviewed and revised our process for estimating reserves for losses and LAE, and in recent years we have generally experienced overall redundancies. The redundancies at December 31, 1999 of $11.3 million, $10.3 million and $7.2 million for the December 31, 1996, 1997 and 1998 reserves, respectively, were primarily attributable to favorable development of IBNR and case reserves for commercial multiple peril, commercial automobile, automobile physical damage, and workers' compensation claims.

                                                                               Year Ended December 31,
                                                                   ------------------------------------------------
         ($ in thousands)                                                     1999           1998        1997
-------------------------------------------------------------------------------------------------------------------
         Reserve for unpaid losses and loss adjustment expenses:
         Gross liability                                                 $186,130        $174,435        $156,622
         Reinsurance recoverable                                          (20,852)        (30,908)        (29,054)
                                                                   ------------------------------------------------
         Net liability                                                   $165,278        $143,527        $127,568
                                                                   ================================================
         One year later:
         Gross reestimated liability                                                     $159,166        $156,928
         Reestimated reinsurance recoverable                                              (22,861)        (33,274)
                                                                                   --------------------------------
         Net reestimated liability                                                       $136,305        $123,654
                                                                                   ================================
         Two years later:
         Gross reestimated liability                                                                     $144,069
         Reestimated reinsurance recoverable                                                              (26,786)
                                                                                                   ----------------
         Net reestimated liability                                                                       $117,283
                                                                                                   ================

     Our statutory reserves for unpaid losses and LAE are equal to the liability amounts in the table, net of reinsurance recoverable.

     We believe that our reserves at December 31, 1999 are adequate. Conditions and trends that have historically affected our claims may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on the results set forth above. Future adjustments to loss reserves and LAE that are unanticipated by us could have a material adverse impact on our financial condition and results of operations.


Life Insurance Business

     Our life insurance operations are conducted through Farm Family Life, which was acquired on April 6, 1999. Our results of operations for periods prior to April 6, 1999 do not include the results of Farm Family Life. However, comparative information for 1999, 1998 and 1997 for premium and other
operational information   have  been   provided   for  Farm  Family  Life  for
informational purposes only.

Products

     The life insurance segment includes the sale of individual whole life, term and universal life products, single and flexible premium deferred annuity products, single premium immediate annuity products and disability income insurance products through Farm Family Life.

     Individual life insurance, annuities and disability income products accounted for 98% of the life insurance segment's statutory direct collected premiums for the period April 6, 1999 through December 31, 1999. Group sales of life insurance, annuities and accident and health insurance comprise the remaining 2% of statutory direct collected premiums.

 Life Insurance Products:

     The first year statutory direct premiums for life insurance products for 1999, 1998 and 1997 are summarized in the following table:

                                                                                  Year Ended December 31,
                                                               ---------------------------------------------------------------
        ($ in thousands)                                               1999                 1998                 1997
        ----------------------------------------------------------------------------------------------------------------------
        Universal                                                 $2,037      45.1%    $4,741      67.7%    $3,552      57.5%
        Term                                                         719      15.9%       583       8.3%       595       9.6%
        Whole life                                                 1,765      39.0%     1,677      24.0%     2,032      32.9%
        ======================================================================================================================
             Total first year statutory direct premiums           $4,521     100.0%    $7,001     100.0%    $6,179     100.0%
        ======================================================================================================================

     Whole Life Insurance Products - Whole life insurance is designed to provide benefits for the life of the insured. It is generally designed to provide level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of the contract, policyholders have a right to participate in the surplus of Farm Family Life to the extent determined by the Board of Directors, through annual participating policyholder dividends.

     Term Life Products - Our term insurance provides life insurance protection for a specified time period. Term insurance is mortality-based and generally has no accumulation values. We can choose to change the premium scales at any time; however, the scales can not exceed the guaranteed rates.

     Universal Life Products - Universal life provides benefits for the life of the insured. Interest is credited to the cash value of the policy at rates periodically set by us. We also market a last survivor universal life product designed especially for the estate planning market. There is no set premium scale for our flexible universal life policies except premium contributions cannot exceed Internal Revenue Code limitations. Our Single Premium Life policy requires a one-time premium payable at issue.

Annuity Products:

     We offer single premium fixed annuities and flexible premium annuities. Single premium fixed annuities feature a single premium paid when the contract is issued. Flexible premium annuities allow for flexibility, within certain parameters, in the payment of periodic annuity premiums.

     During June 1999, we marketed a single premium deferred annuity at a special rate ("special annuity"). We received $55.1 million in premiums from sales of the special annuity. The total amount received included $50.4 million of money from other annuity policies held with us that did not have surrender protection which were exchanged for special annuity policies that have seven-year surrender protection.

Disability Income Insurance Products:

     Our disability income policies provide payment of benefits in the event of a disabling accident or illness. Disability benefits reimburse the insured for a specified dollar amount payable over a specific time period or for the duration of the disability. Disability is generally defined as the inability of the policyholder to perform one's occupation for the first two years after disability, and inability to pursue any occupation thereafter. One of our products provides extended-care benefits beyond age 65. Since the majority of the policies are issued on a "guaranteed renewable" basis, we may change the premium scale at any time based on claim costs incurred, subject to regulatory approval.

     The following table sets forth information regarding life insurance and annuities for each of the periods presented. Statutory-basis premiums are used in lieu of GAAP-basis premiums because they provide a consistent measure across varying product types, in contrast to GAAP which provides different revenue recognition rules for different classes of long-duration contacts as defined by the requirements of FASB No. 60, "Accounting and Reporting by Insurance Enterprises", FASB No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and SOP 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises".

                                                                             As of and for the Year Ended
                                                                                     December 31,
                                                             -------------------------------------------------------------
($ in thousands, except face amounts in millions)                           1999                 1998                1997
--------------------------------------------------------------------------------------------------------------------------
Life insurance:
   Universal
     Number of policies                                                    8,652                8,895               9,053
     Statutory direct premiums                                            $8,571              $11,627             $10,078
     GAAP policyholder account balances                                 $118,673             $112,864            $103,970
     Direct face amounts                                                  $1,041               $1,060              $1,067
   Whole life and term
     Number of policies                                                   66,777               66,999              67,262
     Statutory direct premiums                                           $30,939              $30,301             $28,799
     GAAP policyholder account balances                                 $226,704             $212,618            $200,526
     Direct face amounts                                                  $2,892               $2,740              $2,629
   Total life
     Number of policies                                                   75,429               75,894              76,315
     Statutory direct premiums                                           $39,510              $41,928             $38,877
     Direct face amounts                                                  $3,933               $3,800              $3,696
Annuities:
   Number of policies                                                     10,377               11,141              11,490
   Statutory direct premiums(1)                                          $68,065              $13,797             $15,292
   GAAP policyholder account balances                                   $226,746             $238,395            $279,130

(1) The 1999 amount includes $55.1 million from the special annuity program during June, as previously discussed.


     For 1999 and 1998, approximately 45.8% and 43.1%, respectively, of the life insurance segment's statutory direct life insurance premiums were in New York and 13.3% and 12.6%, respectively, were written in New Jersey.

Interest Crediting

     Interest crediting rates for universal life type contracts and investment contracts are determined by the Board of Directors and are based on each product's target interest rate spread and competitive market conditions. For annuity products, the interest crediting rate is determined by the Board of Directors and generally varies monthly based on an established market rate or our investment portfolio rate, subject to a contractual minimum rate. Interest rates credited on universal life contracts for 1999, 1998 and 1997 range from 5.8% to 7.0%. Interest rates credited on annuity contracts range from 4.0% to 8.3% for the same period.

Underwriting

     We have adopted and follow detailed, uniform underwriting practices and procedures designed to assess risks before issuing coverage to qualified applicants. Our underwriters review each applicant's written application, which is prepared under the supervision of the selling agent, and any required medical records. We employ blood and urine testing to provide additional information on applications over $100,000 face amount. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. Any nicotine use by a life insurance applicant within the preceding year results in a higher mortality charge.

Reinsurance

     We purchase reinsurance for our life insurance and accident and health lines of business to mitigate the impact of potential large or unusual claims on our liquidity and operating results. Our life insurance reinsurance program provides for coverage for individual life insurance claims greater than $400,000 and $250,000 on our last survivor universal life product. In addition, 50% of term insurance business is ceded to an unaffiliated reinsurer.

Participating Business

     A significant portion of our life insurance policies are written on a "participating" basis, as defined in the New York Insurance Law. A participating policy is a policy under which there is a right to participate in the divisible surplus of an insurance company. Typically, there is an expectation that a participating policy will pay a dividend to the policyholder based on the actual experience of the insurer. Favorable operating results are more likely to result in the payment of such dividends. Annual policyholder dividends are often paid in a manner that identifies divisible surplus and distributes that surplus in approximately the same proportion as the contracts are considered to have contributed to divisible surplus. Participating insurance represented 89% of the total life insurance in force at December 31, 1999 and 38% of the total statutory premiums collected for the year ended December 31, 1999. Profits earned on participating business are reserved for the payment of dividends to policyholders except for the stockholders' share of profits on participating policies, which is limited each year to the greater of 10% of the statutory profits on participating business, or fifty cents per year per thousand dollars of the face amount of participating life insurance in force other than group term insurance. In addition to the greater of 10% of the statutory profit on participating business or fifty cents per year per thousand dollars of the face amount of participating life insurance in force, earnings available to stockholders consist of earnings on non-participating business and a pro rata share of net investment income and realized investment gains (losses). The accumulated profit held by us for the benefit of participating policyholders is shown as a liability on the Consolidated Balance Sheets, under the caption, "Participating Policyholders' Interest". Policyholder dividends are paid to participating policyholders, principally holders of whole life products, based on the profitability of the products. Policyholder dividends are declared annually by the Board of Directors, and are effective on the anniversary date of the policy. At the option of the policyholder, policyholder dividends can be paid in cash, credited to renewal premiums due, left to accumulate at interest with Farm Family Life, or used to purchase additional life insurance. Policyholder dividend expense is charged against Participating Policyholders' Interest. Policyholder dividends incurred for the period April 6, 1999 through December 31, 1999 were $7.2 million.

IMSA Certification

     During 1999, Farm Family Life earned the Insurance Marketplace Standards Association ("IMSA") certification and has been accepted as an IMSA member. IMSA is an independent, voluntary association created by the life insurance industry to promote high standards of ethical conduct in advertising, sales and service for individual life insurance and annuity products. These standards are specified in a set of principles and code of conduct. IMSA companies must demonstrate that they have met these standards by undergoing a self-assessment and a second assessment by an independent examiner to determine compliance with IMSA's Principles and Code. Farm Family Life is a member for three years, after which it must repeat the self and independent assessment processes to retain its membership.

Marketing

     As of December 31, 1999, we marketed our products in twelve states through approximately 218 primarily career agents, 74 independent agents and 12 field managers. Many of our agents are established residents of the rural and suburban communities in which they operate and often have specific prior experience in agricultural related businesses. The majority of our agency force markets property and casualty and life insurance products. We have designed our commission program in a manner to encourage agents to produce profitable business for us.

     In 1999, agent compensation for the property and casualty insurance segment was comprised entirely of commissions earned by our agents for premiums written by the agents during 1999. The commissions earned by our agents on property and casualty business are determined by applying a commission rate to the amount of the premiums written by the agent. We apply a fixed commission rate to determine commissions earned on workers compensation and umbrella business produced by our agents. For automobile business and property liability business, the commission rate varies monthly based upon the loss ratio of such business written by the agent during the previous twelve-month period.

     In 1999, agent compensation for the life insurance segment was comprised entirely of commissions, office expense allowance and an annual persistency bonus. In addition, in order to assist in the development of a book of business, most new agents receive a salary during their first two years of licensing provided they meet certain minimum production requirements.

     We emphasize personal contact between our agents and policyholders. We believe that recognition of our name, policyholder loyalty and policyholder satisfaction with agent and claims relationships are the principal sources of new customer referrals, cross-selling of additional insurance products and policyholder retention.

Investments

     An important component of our operating results has been the return on invested assets. Our investment objective is to maximize current yield while maintaining safety of capital together with adequate liquidity for our insurance operations.

     At December 31, 1999, we had cash and invested assets with an aggregate carrying value of $1.1 billion. We primarily invest in high quality fixed maturity securities and to a lesser extent, equity securities. At December 31, 1999, 88.7% of our total cash and invested assets consisted of fixed maturities, 4.2% consisted of equity securities, 2.8% consisted of policy loans, 2.5% consisted of mortgage loans, and 1.8% consisted of cash and short-term investments.

     Since September 1, 1997, we have retained the services of a professional asset management firm, specializing in the management of investments for insurance companies, to supplement our internal capabilities and improve upon the management of our investments in fixed maturities. Prior to September 1, 1997, we exclusively managed our invested assets internally. We continue to internally manage our equity securities, cash and short-term investments, and mortgage loans. Our investment activities are subject to oversight by management as well as an Investment Committee of the Board of Directors.

     We actively manage and monitor our exposure to credit risk. Invested assets are reviewed regularly for credit quality. Investments which have experienced payment delinquencies, adverse changes in credit ratings or deterioration in the financial condition of the borrower, or which have otherwise been identified as having potential adverse credit implications are placed on a credit watch report. On a regular basis, management and the investment committee of our Board of Directors review securities placed on the credit watch list. At December 31, 1999, we had identified 13 securities, with an aggregate carrying value of $15.9 million on the credit watch report. Only two of these securities were considered non-performing or in default. During 1999, these two securities were in default of $0.1 million in interest. In addition, our holdings of NAIC Class 3 through 6 bonds, generally considered non-investment grade, were $15.9 million or 1.6% of our fixed maturity portfolio at carrying value, at December 31, 1999. Due to uncertainties in the economic environment, it is possible that the quality of investments currently held in our investment portfolio may change.

     For the year ended December 31, 1999, compared with the prior year, the amortized cost of our cash and invested assets increased $827.4 million to $1.1 billion, primarily as a result of the additional investments acquired with the acquisition of Farm Family Life.

The following table sets forth the carrying and market values of our investments as of December 31, 1999:

                                                                                       Carrying Value(1)
                                                                      ----------------------------------------------------
($ in thousands)                                                                                                          Percentage
                                                                                                                            of Total
Type of Investment                                        Amortized     Property                   Corporate                Carrying
                                                               Cost    and Casualty     Life       and Other      Total        Value
------------------------------------------------------------------------------------------------------------------------------------
   Available For Sale Portfolio:
    Fixed Maturities(1)
        United States government and
         government agencies and authorities                 $30,741      $13,283      $12,300       $4,463      $30,046        2.8%
        States, municipalities and political
               subdivisions                                  196,311      112,777       76,347         ----      189,124       17.7%
        Corporate bonds                                      558,252      137,459      392,224         ----      529,683       49.4%
        Mortgage-backed securities                           202,091       47,229      149,206         ----      196,435       18.3%
        Redeemable preferred stock                            15,455        9,051        5,715         ----       14,766        1.4%
------------------------------------------------------------------------------------------------------------------------------------
          Total Fixed Maturities                           1,002,850      319,799      635,792        4,463      960,054       89.6%
       Equity securities                                      42,819        6,075       39,734         ----       45,809        4.3%
------------------------------------------------------------------------------------------------------------------------------------
          Total Available for Sale                         1,045,669      325,874      675,526        4,463    1,005,863       93.9%
------------------------------------------------------------------------------------------------------------------------------------

    Held to Maturity Portfolio:
       Fixed Maturities(2)
       States, municipalities and political
              subdivisions                                     4,009        4,009         ----         ----        4,009        0.4%
       All other corporate bonds                               3,962        3,962         ----         ----        3,962        0.3%
------------------------------------------------------------------------------------------------------------------------------------
          Total Held to Maturity                               7,971        7,971         ----         ----        7,971        0.7%
------------------------------------------------------------------------------------------------------------------------------------

       Mortgage loans(1)                                      26,832         ----       26,832         ----       26,832        2.5%
       Policy loans(1)                                        30,839         ----       30,839         ----       30,839        2.9%
       Other invested assets(1)                                  176         ----          176         ----          176        ----
------------------------------------------------------------------------------------------------------------------------------------
          Total Investments                               $1,111,487     $333,845     $733,373       $4,463   $1,071,681      100.0%
====================================================================================================================================

(1) Fixed maturities (bonds, redeemable preferred stocks and mortgage-backed securities) and equity securities in the Available for Sale Portfolio are carried at market value in our Consolidated Financial Statements. Mortgage loans, policy loans and other invested assets are carried at cost, which approximates market value. We primarily obtain market value information through our professional asset management firm.
(2) Fixed maturities in the Held to Maturity Portfolio are carried at amortized cost.

     Our investments in fixed maturity securities are comprised primarily of intermediate-term, investment grade securities. The table below contains additional information concerning the investment ratings of our fixed maturity investments at December 31, 1999.

                                                                       Amortized          Market
    Type/Ratings of Investment(1)                                        Cost             Value        Percentage(4)
----------------------------------------------------------------------------------------------------------------------
                                                                                    ($ in thousands)
    Available for Sale Portfolio:(2)
       U.S. Government and Agencies                                          $30,741          $30,046            3.1%
       AAA                                                                   230,211          224,193           23.4%
       AA                                                                    176,136          167,958           17.4%
       A                                                                     293,367          280,116           29.2%
       BBB                                                                   233,001          221,819           23.1%
       BB                                                                     13,026           11,349            1.2%
       B and below                                                             8,943            7,689            0.8%
       Not rated(1)                                                           17,425           16,884            1.8%
----------------------------------------------------------------------------------------------------------------------
         Total Available for Sale                                         $1,002,850         $960,054          100.0%
======================================================================================================================

    Held to Maturity Portfolio:(3)
       AAA                                                                    $2,765           $2,787           35.6%
       AA                                                                       ----             ----            ----
       A                                                                       2,042            1,992           25.5%
       BBB                                                                      ----             ----            ----
       BB                                                                       ----             ----            ----
       B and below                                                              ----             ----            ----
       Not rated(1)                                                            3,164            3,041           38.9%
----------------------------------------------------------------------------------------------------------------------
         Total Held to Maturity                                               $7,971           $7,820          100.0%
======================================================================================================================

(1) The ratings set forth in this table are based on the ratings assigned by Standard & Poor's Corporation ("S&P") or Moody's Investors Services, Inc. ("Moody's"). Securities listed as "not rated" above were not assigned a rating by S&P or Moody's. 93% of the investments included in "not rated" in the Available for Sale and Held to Maturity portfolios were rated in Class 1 or 2 by the NAIC, which is considered investment grade.
(2) Fixed maturities in the Available for Sale portfolio are carried at market value in our Consolidated Financial Statements.
(3) Fixed maturities in the Held to Maturity portfolio are carried at amortized cost.
(4) Represents percent of market value for classification as a percent of total for each portfolio.

     The average effective duration of our fixed maturity investments as of December 31, 1999 was approximately 5.7 years and their average maturity was
15.6 years. As a result, the market value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may also experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

     The maturity profile of our Available for Sale and Held to Maturity investments is included at Note 5 of the Notes to the Consolidated Financial Statements on pages 32 - 34 of our Annual Report, incorporated herein by reference in response to Item 8 hereof and included as part of Exhibit 13 to this Form 10-K.

     For a discussion of the yields on our investment portfolios by operating segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 - 21 of our 1999 Annual Report, incorporated herein by reference in response to Item 7 hereof and included as part of Exhibit 13 to this Form 10-K.

Information Services

     Our automated information processing capabilities are supported by centralized computer systems and a network of personal computers linking agents, claims offices and service centers with our home office data center and information services division. This network enables field employees and agents to work directly with clients in response to service questions and policy transactions. Our agents have access to a specialized client information system containing policy and claim information for each customer's portfolio to monitor policy activity. Also, personalized summaries of material events affecting each agent's policies are updated daily on the network and forwarded to agents.

     We are also in the process of developing web-enabled systems to improve our service delivery to our agents and customers. These system initiatives are aimed at increasing the accessibility and usability of our primary product systems for our agents. We plan to roll out these capabilities on a product-by-product basis over the next 24 months.

A.M. Best Rating

     A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns a Best's Rating of "A" (Excellent), its third highest rating category, to Farm Family Casualty, Farm Family Life and United Farm Family. A.M. Best assigns "A" or "A-" ratings to companies, which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best. Companies rated "A" or "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A.M. Best will not downgrade any of the companies' current ratings in the future.

Competition

     We compete in property and casualty, life insurance and financial services markets that are highly competitive. We compete with stock insurance companies, mutual insurance companies, local cooperatives, other underwriting organizations and other financial services providers. The Gramm-Leach-Bliley Act of 1999 was passed which permits mergers that combine commercial banks, insurers and securities firms under one holding company. Prior to this Act, limitations were imposed on banks to engage in securities-related business and from being affiliated with insurance companies. The passage of the Gramm-Leach-Bliley Act of 1999 may increase competition within the insurance, financial services and banking industries. In addition, we believe advances in technology and the use and acceptance of the internet have also intensified the competition we face in the markets we serve. Certain competitors have substantially greater financial, technical and operating resources than we do. Our ability to compete successfully in our principal markets is dependent upon a number of factors, many of which (including market and competitive conditions) are outside our control. The lines and types of insurance we write are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or through the use of the internet to quote, process or distribute policies. In addition to price, competition in our operating segments are based on the quality of the products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise.

     We also compete with other companies for qualified agents to distribute our products. Strong competition exists among insurance companies for agents with demonstrated ability to sell insurance products. We maintain strong relationships with our agents through a competitive commission structure, support services, a range of competitive products and continuing communication with management.

Seasonality

     Although the insurance business generally is not seasonal, losses and loss adjustment expenses associated with property and casualty insurance tend to be higher for periods of severe or inclement weather.

Employees

     As of December 31, 1999, we had 469 full time employees, of which 325 were employed in the home office. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

Effect of Regulation

General

     We are regulated by government agencies in the states in which we do business. This regulation has a substantial effect on our business. For example, such regulation usually includes regulating premium rates and policy forms; setting minimum capital and surplus requirements; regulating guaranty fund assessments and residual markets; licensing companies, adjusters and agents; approving accounting methods and methods of setting statutory loss and expense reserves; setting requirements for and limiting the types and amounts of investments; establishing requirements for the filing of annual statements and other financial reports; conducting periodic statutory examinations of the affairs of insurance companies; approving proposed changes in control and limiting the amount of dividends that may be paid without prior regulatory approval.

     Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefining risk exposures in areas such as products liability, environmental damage and workers' compensation. Certain state insurance departments and legislatures may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Several states place restrictions on the ability of insurers to discontinue or withdraw from certain lines of insurance. Such developments may adversely affect the profitability of various lines of insurance.

     Effective March 22, 1999, all insurers in New Jersey were required to reduce personal automobile rates by approximately 15% pursuant to the Automobile Insurance Cost Reduction Act of 1998 (the "Act"). Our direct premium written for New Jersey personal automobile business in 1999 was $23.2 million which was approximately 12.0% of our total direct written premium, for the year ended December 31, 1999. The Act also made coverage and other changes to the statutory requirements governing personal automobile insurance in New Jersey, which are intended to reduce losses, and loss adjustment expenses. The impact on our losses and loss adjustment expenses, if any, cannot be determined at this time.

Risk-Based Capital

     State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of insurance companies. The methodology includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential inadequately capitalized companies. Under the formula, a company determines its "risk-based capital"("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. At December 31, 1999, the RBC for each of our insurance subsidiaries exceeded a level that would trigger regulatory attention.

NAIC-IRIS Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty and life insurance industries and specifies a range of "usual values" for each ratio. A ratio falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. None of our insurance subsidiaries had four or more ratios that varied from the "usual value" range in 1999.

Risk Factors

In addition to the normal risks of business, we are subject to significant risk factors, including but not limited to:

o the inherent uncertainty in the process of establishing property-casualty loss reserves, including reserves for the cost of pollution claims, and the fact that ultimate losses could materially exceed established loss reserves and have a material adverse effect on our results of operations and financial condition;
o the potential material adverse impact on our financial condition, results of operations and cash flows of losses arising out of catastrophes;
o the inability of any reinsurer to meet its obligations to us which may have a material adverse effect on our financial condition, results of operations and cash flows;
o the need for our insurance company subsidiaries to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength and claims-paying ability ratings;
o changes in interest rates which may cause a reduction of investment income or operating cash flow, an increase in policyholder lapses for our life insurance segment and an adverse impact on the attractiveness of certain life insurance segment products;

o the inherent uncertainty in the economic environment which may cause the quality of the investments currently held in our investment portfolio to change;
o significant variations of actual experience from assumptions regarding future morbidity, persistency, lapse rates, expenses, mortality, and interest rates used in calculating reserve and liability amounts for our life insurance segment and in developing pricing and other terms of life insurance products;
o the ability of our insurance company subsidiaries to maintain their current A.M. Best ratings and the fact that our business and results of operations could be materially adversely affected by a rating downgrade;
o the highly competitive insurance environment including certain competitors that may have substantially greater financial, technical and operating resources than we have;
o the extensive regulation and supervision to which we are subject, various regulatory initiatives that may affect us and regulatory and other legal actions involving us;
o Farm Family Holdings' primary reliance, as a holding company, on dividends and other payments from its subsidiaries for funds to meet its obligations, and regulatory restrictions on its subsidiaries to pay such dividends;
o the impact on our revenues and profitability from prevailing economic, regulatory, demographic and other conditions in New York, New Jersey and the other states in which we operate;
o storm and weather related losses may have a material adverse impact on our results of operations, financial condition and cash flow;
o the need to adjust the duration of assets in order to meet anticipated cash flow requirements of our policyholder obligations; and
o    the impact of the Year 2000 related issues on our business.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     With exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-K include, but are not limited to, statements concerning our exposure to interest rate and market risk, statements regarding the adequacy of the Company's capital resources, liquidity, and other financial items, statements of the plans and objectives of the Company or its management, and statements of future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The forward-looking statements in this Form 10-K are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, exposure to catastrophic loss, the frequency and severity of weather related losses, geographic concentration of loss exposure in New York, New Jersey and the Northeastern United States generally, the effect of regulatory changes governing personal automobile insurance in New Jersey and the impact thereof on the Company's direct written premium, losses and loss adjustment expenses, the risks associated with the legislative, regulatory and competitive environments in the states in which the Company currently operates, heightened competition, including specifically the intensification of competition, failure to obtain new customers or to retain existing customers, the effect of the uncertainties related to the Year 2000 issue, the Company's primary reliance, as a holding company, on dividends from its subsidiaries and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends, and conditions specific to the insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, tax law changes and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-K.


Executive Officers of the Registrant
                                                                                         Date First Elected
                                                                                             Officer of
                                                                                           Registrant or
            Name               Age        Position Presently Held with Registrant            Subsidiary
-------------------------------------------------------------------------------------------------------------

Philip P. Weber                 51  President & Chief Executive Officer                         1987
James J. Bettini                45  Executive Vice President - Operations                       1990
Victoria M. Stanton             40  Executive Vice President,                                   1991
                                    General Counsel and Secretary
Timothy A. Walsh                38  Executive Vice President - Finance and Treasurer            1996
William T. Conine               51  Senior Vice President - Information Services, Farm          1985
                                    Family Casualty Insurance Company and Farm Family
                                    Life Insurance Company
Dale E. Wyman                   57  Senior Vice President - New York Sales, Farm                1989
                                    Family Casualty Insurance Company and Farm Family
                                    Life Insurance Company
Richard E. Long                 43  Senior Vice President - Casualty Claims, Farm               1999
                                    Family Casualty Insurance Company
Sharon T. DiLorenzo             43  Senior Vice President - Life Operations, Farm               1996
                                    Family Life Insurance Company

     There are no family relationships among any of the executive officers nor are there any arrangements or understandings between any person pursuant to which he/she was elected as an officer. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of approximately one year until our next Annual Meeting.

     Mr. Bettini currently serves as a Director of Ambanc Holding Co., Inc.

     The Registrant or its subsidiary has employed all of the Executive Officers of the Registrant in various executive or administrative capacities for at least five years, except for the following:

     Mr. Walsh has served as Executive Vice President - Finance & Treasurer of Farm Family Holdings since December 1996 and Executive Vice President - Finance & Treasurer of Farm Family Casualty and Farm Family Life since April 1997, as Executive Vice President - Finance of Farm Family Casualty and Farm Family Life from December 1996 to April 1997, and as Treasurer of Farm Family Holdings from October 1996 to December 1996. Mr. Walsh was Senior Vice President - Finance of Farm Family Casualty and Farm Family Life from March 1996 to December 1996, and was previously Director of Corporate Development for Farm Family Casualty and Farm Family Life from August 1995 to March 1996. Previously, Mr. Walsh was Vice President, Finance & Chief Financial Officer with MPW Industrial Services, Inc., Columbus, OH, from April 1994 to August 1995, Corporate Controller of NSC Corporation, Methuen, MA from July 1992 to April 1994 and Senior Manager at KPMG Peat Marwick from July 1983 to July 1992. Mr. Walsh currently serves as a Director of MPW Industrial Services Group, Inc.

ITEM 2.  PROPERTIES

     We own our home office buildings located in Glenmont, New York, consisting of three buildings containing a total of approximately 140,000 square feet of space. We believe our property and facilities are adequate and suitable for our current and anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS

     We are subject to litigation in the normal course of business. Based upon information presently available, management believes that resolution of these legal actions will not have a material adverse effect on our consolidated results of operations and financial condition. However, given the uncertainties attendant to litigation, there can be no assurance that our consolidated results of operations and financial condition will not be materially adversely affected by any threatened or pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange. There were approximately 26,975 registered holders of our common stock on February 28, 2000. We have never paid cash dividends on shares of our common stock. We currently intend to retain any earnings in order to develop our business and support our operations, and, as such, do not anticipate that we will pay any dividends to stockholders in the foreseeable future. The declaration of dividends in the future is at the discretion of our Board of Directors, subject to certain regulatory constraints and will depend upon, among other things, our results of operations, financial condition, cash requirements, dividends from our insurance subsidiaries, future prospects and other factors.

     Discussion regarding the distribution of dividends from our insurance subsidiaries is included at Note 15 of the Notes to the Consolidated Financial Statements on page 42 of our Annual Report, incorporated herein by reference in response to Item 8 hereof and included as part of Exhibit 13 to this Form 10-K.

     The high and low New York Stock Exchange closing market prices for our common stock for each quarter during 1999 and 1998 were as follows:

For the Quarter Ended                          High          Low
---------------------------------------------------------------------

1998
First quarter                               38  3/4         31  5/8
Second quarter                              42  5/8         38  9/16
Third quarter                               40  5/8         29  1/4
Fourth quarter                              38  3/16        28

1999
First quarter                               34 3/8          31 3/4
Second quarter                              36 15/16        31 9/16
Third quarter                               40              34 1/8
Fourth quarter                              43              38 5/8

ITEM 6.  SELECTED FINANCIAL DATA

     The "Selected Financial Data" on page 9 of the Annual Report is incorporated herein by reference and included as part of Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 - 21 of our 1999 Annual Report is incorporated herein by reference and included as part of Exhibit 13 to this Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Quantitative and Qualitative Disclosures about Market Risk under the caption "Market Sensitive Instruments and Risk Management" on page 11 of our 1999 Annual Report is incorporated herein by reference and included as part of
Exhibit 13 to this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements, including the accompanying Notes to Consolidated Financial Statements and Report of Independent Accountants, on pages 22 - 47 of our 1999 Annual Report are incorporated herein by reference and included as part of Exhibit 13 to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with our independent auditors.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding our directors is located in the Proxy Statement under the caption "Item 1 - Election of Directors" and is incorporated herein by reference.

     Information regarding our executive officers in Item 1 of Part 1 of this Report under the caption "Executive Officers of the Registrant" is incorporated herein by reference.

     Information required by Item 405 of Regulation S-K of the Securities Exchange Act of 1934 located in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     Information regarding executive compensation located in the Proxy Statement under the caption "Item 1 - Election of Directors - Compensation of Directors", "Executive Compensation - Summary Compensation Table, Option/SAR Grants in Last Fiscal Year, Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values, Pension Benefits, Severance Plan, Change of Control Arrangements and Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)1& 2 An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Report beginning on page S-1 hereof.

(a)3 An "Exhibit Index" has been filed as a part of this report beginning on page E-1 hereof and is incorporated herein by reference.

(b)       Reports on Form 8-K:

          On October 28, 1999, a Report on Form 8-K was filed regarding a press release announcing the results of our operations for the three months and the nine months ended September 30, 1999.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FARM FAMILY HOLDINGS, INC.


                   By:     /s/ Philip P. Weber        Philip P. Weber, President
                           March 29, 2000

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    C>
                                    President  and CEO
/s/ Philip P. Weber                 (Principal Executive Officer)                 /s/ Arthur D. Keown, Jr.     Director
------------------------------------                                              -----------------------------
Philip P. Weber                     February 29, 2000                             Arthur D. Keown, Jr.         February 29, 2000

                                    Executive Vice President - Finance &
                                    Treasurer
/s/ Timothy A. Walsh                (Principal Financial & Accounting Officer)    /s/ W. Bruce Krenning        Director
------------------------------------                                              -----------------------------
Timothy A. Walsh                    February 29, 2000                             W. Bruce Krenning            February 29, 2000


/s/ Robert L. Baker                 Director                                      /s/ John W. Lincoln          Director
------------------------------------                                              -----------------------------
Robert L. Baker                     February 29, 2000                             John W. Lincoln              February 29, 2000


/s/ Wayne R. Bissonette             Director                                      /s/  Wayne A. Mann           Director
------------------------------------                                              -----------------------------
Wayne R. Bissonette                 February 29, 2000                             Wayne A. Mann                February 29, 2000


/s/ Randolph C. Blackmer, Jr.       Director                                      /s/  Frank W. Matheson       Director
------------------------------------                                              -----------------------------
Randolph C. Blackmer, Jr.           February 29, 2000                             Frank W. Matheson            February 29, 2000


/s/ Fred G. Butler, Sr.             Director                                      /s/ John P. Moskos           Director
------------------------------------                                              -----------------------------
Fred G. Butler, Sr.                 February 29, 2000                             John P. Moskos               February 29, 2000


/s/ Joseph E. Calhoun               Director                                      /s/ Norma R. O'Leary         Director
------------------------------------                                              -----------------------------
Joseph E. Calhoun                   February 29, 2000                             Norma R.O'Leary             February 29, 2000


/s/ James V. Crane                  Director                                      /s/ John I. Rigolizzo, Jr.   Director
------------------------------------                                              -----------------------------
James V. Crane                      February 29, 2000                             John I. Rigolizzo, Jr.       February 29, 2000


/s/ Sandra A. George                Director                                      /s/ Howard T. Sprow          Director
------------------------------------                                              -----------------------------
Sandra A. George                    February 29, 2000                             Howard T. Sprow              February 29, 2000


/s/ Stephen J. George               Director                                      /s/ William M. Stamp, Jr.    Director
------------------------------------                                              -----------------------------
Stephen J. George                   February 29, 2000                             William M. Stamp, Jr.        February 29, 2000


/s/ Gordon H. Gowen                 Director                                      /s/ Charles A. Wilfong       Director
------------------------------------                                              -----------------------------
Gordon H. Gowen                     February 29, 2000                             Charles A. Wilfong           February 29, 2000


/s/ Jon R. Greenwood                Director                                      /s/ Tyler P. Young           Director
------------------------------------                                              -----------------------------
Jon R. Greenwood                    February 29, 2000                             Tyler P. Young               February 29, 2000


/s/ Clark W. Hinsdale III           Director
------------------------------------
Clark W. Hinsdale III               February 29, 2000

                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          Year Ended December 31, 1999



                                                                                                               Page

Report of Independent Accountants on Financial Statement Schedules                                             S-2

Schedule I        Summary of Investments - Other than Investments in Related Parties                           S-3

Schedule II       Condensed Financial Information of the Registrant                                            S-4

Schedule III      Supplementary Insurance Information                                                          S-8

Schedule IV       Reinsurance                                                                                  S-9

Schedule VI       Supplemental Information Concerning
                  Property - Casualty Insurance Operations                                                    S-10


                                                                                                           Page in
                                                                                     Page in            Exhibit 13
                                                                               Annual Report          to Form 10-K

Consolidated Statements of Income and Comprehensive Income                                22                  E-26

Consolidated Balance Sheets                                                               23                  E-27

Consolidated Statements of Stockholders' Equity                                           24                  E-28

Consolidated Statements of Cash Flows                                                     25                  E-29

Notes to Consolidated Financial Statements                                                26                  E-30

Report of Independent Accountants                                                         47                  E-50



Report of Independent Accountants on Financial Statement Schedules



To the Board of Directors
of Farm Family Holdings, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 11, 2000, appearing in the 1999 Annual Report to Shareholders of Farm Family Holdings, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

Albany, New York
February 11, 2000

                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule I
        Summary of Investments Other Than Investments in Related Parties
                                December 31, 1999
                                ($ in thousands)

                                                                            Cost/
                                                                          Amortized                      Balance Sheet
Type of Investment                                                           Cost        Fair Value      Carrying Value
--------------------------------------------------------------------------------------------------------------------------

  Available for sale
    Fixed maturities:
         United States Government and government agencies and
           authorities                                                         $30,741         $30,046            $30,046
         States, municipalities and political subdivisions                     196,311         189,124            189,124
         Public utilities                                                      119,326         112,310            112,310
         All other corporate bonds                                             438,926         417,373            417,373
         Mortgage-backed securities                                            202,091         196,435            196,435
         Redeemable preferred stock                                             15,455          14,766             14,766
--------------------------------------------------------------------------------------------------------------------------
           Total fixed maturities                                            1,002,850         960,054            960,054
--------------------------------------------------------------------------------------------------------------------------

    Equity securities:
       Common stocks:
         Public utilities                                                        3,108           2,908              2,908
         Banks, trusts and insurance companies                                   7,304           6,770              6,770
         Industrial and miscellaneous                                           32,407          36,131             36,131
--------------------------------------------------------------------------------------------------------------------------
           Total equity securities                                              42,819          45,809             45,809
--------------------------------------------------------------------------------------------------------------------------
           Total available for sale                                          1,045,669       1,005,863          1,005,863
--------------------------------------------------------------------------------------------------------------------------

  Held to Maturity
     Fixed maturities:
          States, municipalities and political subdivisions                      4,009           3,931              4,009
          All other Corporate bonds                                              3,962           3,889              3,962
--------------------------------------------------------------------------------------------------------------------------
           Total held to maturity                                                7,971           7,820              7,971
--------------------------------------------------------------------------------------------------------------------------

    Mortgage loans                                                              26,832          26,832             26,832
    Short-term investments                                                      30,839          30,839             30,839
    Other invested assets                                                          176             176                176
--------------------------------------------------------------------------------------------------------------------------
           Total investments                                                $1,111,487      $1,071,530         $1,071,681
==========================================================================================================================


                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule II
         Condensed Financial Information of Registrant (Parent Company)
                            Statements of Operations
                                ($ in thousands)

      Years Ended December 31,                                                           1999        1998         1997
-----------------------------------------------------------------------------------------------------------------------
       Revenues:
          Investment income                                                             $388         $518        $608
          Realized gains                                                                  15            3        ----
-----------------------------------------------------------------------------------------------------------------------
          Total revenues                                                                 403          521         608

       Expenses:
          General and administrative expenses                                         (1,481)      (1,403)     (1,347)
-----------------------------------------------------------------------------------------------------------------------

       Loss before federal income tax benefit and preferred stock dividends           (1,078)        (882)       (739)

       Federal income tax benefit                                                        302          306         125
-----------------------------------------------------------------------------------------------------------------------

       Loss before preferred stock dividends                                            (776)        (576)       (614)

       Preferred stock dividends                                                        (278)        ----        ----
-----------------------------------------------------------------------------------------------------------------------

       Net loss from operations                                                       (1,054)        (576)       (614)

       Income from investments in subsidiaries                                        19,672       19,247      18,114
-----------------------------------------------------------------------------------------------------------------------

       Net income                                                                     18,618       18,671      17,500
-----------------------------------------------------------------------------------------------------------------------

       Other comprehensive Income:
         Unrealized holding gains (losses) arising during the year (net of  tax
          expense (benefit) of $(6,902), $1,046 and $(1,255))                        (11,718)       1,943      (2,329)
         Reclassification adjustment for (gains) losses included in net income
         (net of tax expense (benefit) of $(296), $211 and $1,622)                      (550)         390       3,011
-----------------------------------------------------------------------------------------------------------------------
       Other comprehensive income (loss)                                             (12,268)       2,333         682
-----------------------------------------------------------------------------------------------------------------------
       Comprehensive income                                                           $6,350      $21,004     $18,182
=======================================================================================================================


                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule II
         Condensed Financial Information of Registrant (Parent Company)
                                 Balance Sheets
                                ($ in thousands)

As of December 31,                                                                        1999          1998
-------------------------------------------------------------------------------------------------------------
Assets:
   Fixed maturities available for sale                                                 $4,463         $7,436
   Investment in subsidiaries                                                         180,989        135,059
   Cash and cash equivalents                                                              400            156
   Investment income due or accrued                                                        86            145
   Deferred tax asset                                                                      42           ----
   Other assets                                                                         2,566          2,387
-------------------------------------------------------------------------------------------------------------
     Total assets                                                                    $188,546       $145,183
=============================================================================================================

Liabilities:
   Payable to affiliates                                                                 $118           $129
   Deferred tax liability                                                                ----             72
   Other liabilities                                                                    1,404            744
-------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                  1,522            945
-------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
Mandatory redeemable preferred stock                                                    5,830           ----
Stockholders' Equity:
   Common stock, $.01 par value, 10,000,000 shares authorized
          and 6,110,684 and 5,253,813 shares issued and outstanding                        61             53
   Additional paid-in capital                                                         123,504         92,906
   Retained earnings                                                                   60,172         41,554
   Accumulated other comprehensive income                                              (2,543)         9,725
-------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       181,194        144,238
-------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                      $188,546       $145,183
=============================================================================================================


                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule II
         Condensed Financial Information of Registrant (Parent Company)
                            Statements of Cash Flows
                                ($ in thousands)

Years Ended December 31,                                             1999           1998          1997
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                       $18,618        $18,671        $17,500

Adjustments to reconcile net income to net cash provided by
  operating activities:
   Realized investment gains                                           (15)            (3)          ----
   Amortization of bond discount                                       (16)           (18)          (17)
   Deferred income taxes                                                (8)            (8)          (31)
   Changes in assets and liabilities:
       Equity in net income of subsidiaries                        (19,672)       (19,247)      (18,114)
       Accrued investment income                                        59             12            (5)
       Other assets, net                                              (196)        (1,440)         (716)
       Payable to affiliates                                           (11)           (63)         (164)
       Other liabilities                                               660            195            75
----------------------------------------------------------------------------------------------------------
   Total adjustments                                               (19,199)       (20,572)      (18,972)
----------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                              (581)        (1,901)       (1,472)
----------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Proceeds from sales:
       Fixed maturities available for sale                           2,720            303           ----
   Investment purchases:
       Acquisition costs                                            (1,895)           ----          ----
       Investment in subsidiary                                        ----           (55)          (70)
----------------------------------------------------------------------------------------------------------
   Net cash provided by(used in) investing activities                  825            248           (70)
----------------------------------------------------------------------------------------------------------
   Net change in cash and cash equivalents                             244         (1,653)       (1,542)
Cash and cash equivalents, beginning of year                           156          1,809         3,351
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                $400           $156        $1,809
==========================================================================================================

                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule II
         Condensed Financial Information of Registrant (Parent Company)
                    Notes To Condensed Financial Information



1. Basis of Presentation

The financial statements of the registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Farm Family Holdings, Inc. 1999 Annual Report.

The accompanying condensed financial information includes the accounts of Farm Family Holdings, Inc. Farm Family Holdings, Inc. was incorporated on February 14, 1996.

2. Preferred Stock

Farm Family Holdings' Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock with a par value of $.01, issuable in classes or series. Of the 1,000,000 shares authorized, 163,214 shares of mandatory redeemable preferred stock have been issued and outstanding and are reported in the accompanying consolidated balance sheets as mandatory redeemable preferred stock. The remaining 836,786 shares are reported in preferred stock in the stockholders' equity section. None of the remaining 836,786 shares have been issued as of December 31, 1999.

In connection with the acquisition of Farm Family Life, Farm Family Holdings issued 163,214 shares of 6 1/8% Series A preferred stock with a redemption value of $5,830,000, or $35.72 per share. Dividends on the preferred stock are payable on each January 15, April 15, July 15 and October 15 and must be fully paid or declared with funds set aside for payment before any dividend can be declared or paid on any other class of Farm Family Holdings' stock. The preferred stock must be redeemed by Farm Family Holdings on April 7, 2019 (or the next business day) and may be redeemed, at Farm Family Holdings' option, in whole or in part, on and after April 6, 2009. Farm Family Holdings has the option to pay the redemption amount in cash or by delivery of Farm Family Holdings' common stock.

                   Farm Family Holdings, Inc. and Subsidiaries
                                  Schedule III
                       Supplementary Insurance Information
                                ($ in Thousands)


                                 Reserves                                                         Amortization
                                   for                                                 Losses,         of
                                 Losses,                        Premium                 Loss       Deferred
                     Deferred   Expenses                        Revenue               Adjustment    Policy       Other     Premiums
                      Policy      and                             and       Net       Expenses   Acquisition  Operating    Written
                    Acquisition Contract Unearned Policyholder Contract  Investment And Contract  Costs and   Costs and  (Excluding
      Segment         Costs     Benefits Premiums     Funds     Charges  Income (1)   Benefits      PVFP      Expenses      Life)
------------------------------------------------------------------------------------------------------------------------------------


1999
Property and casualty
  insurance          $13,975   $186,130   $74,364       $----  $188,921    $20,449     $141,509     $36,378     $10,252    $191,702
Life Insurance         3,655    239,891      ----     416,971    27,799     37,673       38,710       1,804       9,293        ----
Corporate and other     ----       ----      ----        ----      ----        388         ----        ----       1,564        ----
Intersegment
   eliminations         ----       ----      ----        ----      ----         48         ----        ----        (675)       ----
------------------------------------------------------------------------------------------------------------------------------------
Total                $17,630   $426,021   $74,364    $416,971  $216,720    $58,558     $180,219     $38,182     $20,434    $191,702
====================================================================================================================================

1998
Property and casualty
  insurance          $13,668   $174,435   $71,209       $----  $181,756    $18,601     $134,302     $35,019     $10,951    $188,824
 Life Insurance         ----       ----      ----        ----      ----       ----         ----        ----        ----        ----
Corporate and other     ----       ----      ----        ----      ----        518         ----        ----       1,480        ----
Intersegment
   eliminations         ----       ----      ----        ----      ----       ----         ----        ----        ----        ----
------------------------------------------------------------------------------------------------------------------------------------
Total                $13,668   $174,435   $71,209       $----  $181,756    $19,119     $134,302     $35,019     $12,431    $188,824
====================================================================================================================================

1997
Property and casualty
  insurance          $12,613   $156,622   $66,069       $----  $149,220    $17,468     $103,301     $28,794     $13,533    $159,245
Life Insurance          ----       ----      ----        ----      ----       ----         ----        ----        ----        ----
Corporate and other     ----       ----      ----        ----      ----        609         ----        ----       1,377        ----
Intersegment
   eliminations         ----       ----      ----        ----      ----       ----         ----        ----        ----        ----
------------------------------------------------------------------------------------------------------------------------------------
Total                $12,613   $156,622   $66,069       $----  $149,220    $18,077     $103,301     $28,794     $14,910    $159,245
====================================================================================================================================


(1) Each of the Company's subsidiaries maintain separate investment portfolios. Therefore, net investment income attributable to each segment is readily available.

                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule IV
                                   Reinsurance
                                ($ in Thousands)

                                                                                                       Percentage of
                                                         Ceded to Other   Assumed from                     Amount
                                           Gross Amount    Companies     Other Companies  Net Amount   Assumed to Net
----------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
Life insurance in force                      $3,993,117         $510,174            ----    $3,422,943           ----
                                           ============================================================

Premiums and contract charges:
  Property and casualty insurance              $189,337          $15,385         $14,969      $188,921           7.9%
  Life insurance                                 26,532              876            ----        25,656           ----
  Accident and health insurance                   2,385              242            ----         2,143           ----
                                           ------------------------------------------------------------
   Total premiums and contract charges         $218,254          $16,503         $14,969      $216,720           6.9%
                                           ============================================================

Year ended December 31, 1998
Property and casualty insurance                $180,996          $13,277         $14,037      $181,756           7.7%
                                           ============================================================

Year ended December 31, 1997
Property and casualty insurance                $160,988          $22,454         $10,686      $149,220           7.2%
                                           ============================================================


Note: The Company did not have premiums and contract charges earned on life insurance or accident and health insurance prior to the acquisition of Farm Family Life, effective April 6, 1999.

                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule Vl
                Supplemental Information Concerning Consolidated
                     Property-Casualty Insurance Operations
                                ($ in Thousands)

                           Reserve for
                 Deferred Unpaid claims                               Claims & Claim Adj.Exp.              Paid Claims    Premium
                  Policy   and Claim                        Net        Incurred Related to    Amortization  and Claim   Written, Net
               Acquisition Adjustment  Unearned Earned   Investment  ------------------------     of       Adjustment       of
                   Costs    Expenses   Premiums Premiums   Income     Current Year Prior Years    DAC       Expenses    Reinsurance
-----------------------------------------------------------------------------------------------------------------------------------


Year Ended
December 31, 1999
  Property and
   casualty
   insurance        $13,975   $186,130  $74,364  $188,921  $20,449    $146,829      $(5,320)     $36,378      $132,093      $191,702
Year Ended
December 31, 1998
  Property and
   casualty
   insurance         13,668    174,435   71,209   181,756   18,601     138,201       (3,899)      35,019       118,343       188,824
Year Ended
 December 31, 1997
  Property and
   casualty
   insurance         12,613    156,622   66,069   149,220   17,468     107,273       (3,972)      28,794        90,116       159,245

                                  Exhibit Index

                      Farm Family Holdings, Inc. Form 10-K
                      For The Year Ended December 31, 1999

                                                                                                                          Sequential
    Exhibit                                                                                                                  Page
     Number     Document Description                                                                                        Number
--------------- -------------------------------------------------------------------------------------------------------- -----------

    *2.1        Plan of Reorganization and Conversion dated February 14, 1996 as amended by Amendment No. 1, dated
                April 23, 1996

    *3.1        Certificate of Incorporation of Farm Family Holdings, Inc.

    *3.2        Bylaws of Farm Family Holdings, Inc.

     4.1        Certificate of Designations of Junior Participating Cumulative Preferred Stock of Farm Family
                Holdings, Inc. (incorporated by reference to Exhibit 4.3 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

     4.2        Certificate of Corrections to Certificate of Designations of Junior Participating  Cumulative Preferred
                Stock  of  Farm  Family  Holdings,  Inc.  (incorporated  by  reference  to  Exhibit  4.4 to  Form  S-8,
                Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

     4.3        Certificate of Designations of Farm Family Holdings,  Inc.  Preferred Stock,  Series A (incorporated by reference  to  Exhibit  4.5 to Form S-8,  Registration  No.  333-80723  filed with the  Securities  and
                Exchange Commission on June 15, 1999)

     4.4        Rights  Agreement,  dated  as of  July  29,  1997,  between  the  Company  and  The  Bank  of New  York
                (incorporated by reference to Exhibit 4.1 to the Company's  Current Report of Form 8-K/A filed with the
                Securities and Exchange Commission on June 14, 1999)

     4.5        Registration  Rights Agreement,  dated as of April 6, 1999 by and among Farm Family Holdings,  Inc. and the  Shareholders of the Farm Family Life Insurance  Company  (incorporated by reference to Farm Family
                Holdings, Inc. Form 10-Q for the quarter ended June 30, 1999)

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

    10.3        Indenture of Lease,  made the 1st day of January 1999,  between Farm Family Life Insurance  Company and
                Farm Family Casualty  Insurance Company  (incorporated by reference to Farm Family Holdings,  Inc. Form
                10-Q for the quarter ended March 31, 1999)


                                                                                                                          Sequential
   Exhibit                                                                                                                   Page
    Number                                               Document Description                                               Number
--------------- -------------------------------------------------------------------------------------------------------- -----------
    10.4        Underlying Multi-Line Per Risk Reinsurance  Contract,  effective January 1, 1995, issued to Farm Family
                Mutual  Insurance  Company by The  Subscription  Reinsurer(s)  Executing the Interests and  Liabilities
                Agreement(s)  Attached Thereto,  as amended by Addendum No. 1, effective January 1, 1996  (Incorporated by reference to  Registration  Statement  No.  333-4446),  Addendum No. 2,  effective  January 1, 1996,
                Addendum No. 3, effective July 26, 1996  (Incorporated by reference to Farm Family Holdings,  Inc. 1997
                Form  10-K for the  year  ended  December  31,  1996),  Addendum  No.  4,  effective  January  1,  1997
                (Incorporated  by reference to Farm Family  Holdings,  Inc.  Form 10-Q for the quarter  ended March 31,
                1997), and Termination Addendum,  effective December 31, 1997 (Incorporated by reference to Farm Family
                Holdings, Inc. Form 10-K/A for the year ended December 31, 1997)

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

    10.6        Form of Membership List Purchase  Agreement  between Farm Family Mutual  Insurance  Company and each of the Farm Bureaus  (incorporated  by reference to Exhibit 10.9 to Form S-1,  Registration  No.  333-4446
                filed with the  Securities  and Exchange  Commission  on May 3, 1996) as amended by Amendment  No. 1 to
                Membership List Purchase Agreements,  effective July 26, 1996 (incorporated by reference to Farm Family
                Holdings,  Inc.'s Form 10-Q for the quarter  ended March 31, 1997) and  Amendment  No. 2 to  Membership
                List  Purchase  Agreements  (Farm  Family  Casualty  Insurance  Company),  effective  January  1,  1998
                (incorporated  by reference to Farm Family  Holdings,  Inc.'s Form 10-Q for the quarter  ended June 30,
                1999)

    10.7        Form of Membership List Purchase Agreement between Farm Family Life Insurance Company and each of the
                Farm Bureaus, as amended by Amendment No. 1 to Membership List Purchase Agreements (Farm Family Life
                Insurance Company), effective January 1, 1998 (incorporated by reference to Farm Family Holdings,
                Inc.'s Form 10-Q for the quarter ended June 30, 1999)

    10.8        Farm Family Life Insurance Company Annual Incentive Plan, as amended and restated as of October 27,
                1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June
                30, 1999) as amended by Amendment No. 1 to the Farm Family Life Insurance Company Annual Incentive
                Plan effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)

    10.9        Farm Family Supplemental Profit Sharing and Money Purchase Plan, effective January 1, 1997
                (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December 31,
                1996) as amended by Amendment No. 1 to Supplemental Profit Sharing and Money Purchase Plan effective as of April 27, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999) and Amendment No. 2 to the Farm Family Holdings, Inc. Supplemental Profit
                Sharing and Money Purchase Plan effective July 28, 1999 (incorporated by reference to Farm Family
                Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)

   *10.10       Service  Agreement,  made  effective  as of July 25, 1988 by and between Farm Family  Mutual  Insurance
                Company and United Farm Family Insurance Company

                                                                                                                          Sequential
   Exhibit                                                                                                                   Page
 Number         Document Description                                                                                        Number
--------------- -------------------------------------------------------------------------------------------------------- -----------
  10.11         Farm Family Life Insurance Company, Farm Family Casualty Insurance Company, Farm Family Holdings, Inc.
                Officer Severance Pay Plan Effective July 28, 1999 (incorporated by reference to Farm Family Holdings,
                Inc.'s Form 10-Q for the quarter ended September 30, 1999)

 *10.12         Farm Family Mutual Insurance Company  Supplemental  Employee  Retirement Plan, adopted as of January 1,
                1994

  10.13         Farm  Family  Holdings,   Inc.  Directors'  Deferred  Compensation  Plan,  effective  January  1,  1997
                (Incorporated  by reference to Farm Family  Holdings,  Inc.  Form 10-K for the year ended  December 31,
                1996) as amended by  Amendment  No. 1 dated as of October 27, 1998  (incorporated  by reference to Farm
                Family  Holdings,  Inc.'s Form 10-K for the year ended December 31, 1998) and Amendment No. 2 effective
                July 28, 1999  (incorporated  by  reference to Farm Family  Holdings,  Inc.'s Form 10-Q for the quarter ended September 30, 1999)

  10.14         Farm  Family  Holdings,   Inc.  Officers'  Deferred   Compensation  Plan,  effective  January  1,  1997
                (Incorporated  by reference to Farm Family  Holdings,  Inc.  Form 10-K for the year ended  December 31,
                1996) as amended by  Amendment  No. 1 dated as of October 27, 1998  (incorporated  by reference to Farm
                Family  Holdings,  Inc.'s Form 10-K for the year ended December 31, 1998) and Amendment No. 2 effective
                July 28, 1999  (incorporated  by  reference to Farm Family  Holdings,  Inc.'s Form 10-Q for the quarter ended September 30, 1999)

  10.15         Farm Family Holdings,  Inc. Annual Incentive Plan effective,  as amended and restated as of October 27,
                1998  (incorporated by reference to Farm Family Holdings,  Inc.'s Form 10-K for the year ended December
                31,  1998) as amended by Amendment  No. 1 effective  July 28, 1999  (incorporated  by reference to Farm
                Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)

**10.16         Tax Payment Allocation  Agreement  effective January 1, 1996 by and between Farm Family Holdings,  Inc.
                and Farm Family Casualty Insurance Company

  10.17         Excess  Catastrophe  Reinsurance  Contract issued to Farm Family Casualty  Insurance  Company effective
                January 1, 1997  (incorporated  by reference to Farm Family  Holdings,  Inc.  Form 10-Q for the quarter ended March 31, 1997)

  10.18         Farm Family Holdings,  Inc.  Omnibus  Securities Plan, as amended by Amendment No. 1 dated February 13,
                1997  (incorporated  by reference to Exhibit 99 to Form S-8,  Registration  No. 333-8073 filed with the
                Securities  and  Exchange  Commission  on June 15,  1999) and  amended by  Amendment  No. 2 dated as of
                October 27, 1998  (incorporated  by  reference to Farm Family  Holdings,  Inc.'s Form 10-K for the year ended  December 31, 1998) and Amendment  No. 3 effective  July 28, 1999  (incorporated  by reference to
                Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)

  10.19         Indenture of Lease made the 1st day of January 1999, between Farm Family Life Insurance Company and
                New York Farm Bureau, Inc. (filed herewith)

  13            Farm Family Holdings, Inc. 1999 Annual Report (only those portions of such Annual Report that are
                incorporated by reference in this Report on Form 10-K)(filed herewith)                                   E-14

  21            Subsidiaries of the Registrant                                                                           E-51

  27            Financial Data Schedule (for electronic filing purposes only)

*  Incorporated by reference to Registration Statement No. 333-4446
** Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996
                                      E-3