Form 10-Q
period 2000-03-31
FARM FAMILY HOLDINGS INC
filed 2000-05-10
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000
                           Commission File No. 1-11941


                           FARM FAMILY HOLDINGS, INC.
                    A Delaware Corporation IRS No. 14-1789227

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the issuer's common stock as of May 8, 2000 is 6,070,984.

                           FARM FAMILY HOLDINGS, INC.

                                      INDEX



   Part I.   Financial Information

             Item 1.  Financial Statements

                      Consolidated Balance Sheets -
                      March 31, 2000 (Unaudited) and December 31, 1999                                                3

                      Consolidated Statements of Income and Comprehensive Income -
                      Three Months Ended March 31, 2000 and 1999 (Unaudited)                                          4

                      Consolidated Statements of Cash Flows -
                      Three Months Ended March 31, 2000 and 1999 (Unaudited)                                          5

                      Notes to Consolidated Financial Statements (Unaudited)                                          6

                      Report of Independent Accountants                                                              11

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                      12

             Item 3.  Quantitative and Qualitative Disclosures of Market Risk                                        18

  Part II.   Other Information

             Item 6.  Exhibits and Reports on Form 8-K                                                               18


        FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
        Consolidated Balance Sheets
        ($ in thousands)                                                                (Unaudited)
                                                                                       March 31, 2000       December 31, 1999
        --------------------------------------------------------------------------------------------------------------------
        ASSETS
        Investments:
             Fixed maturities
             Available for sale, at fair value
                (Amortized cost: $1,005,494 in 2000 and $1,002,850 in 1999)                  $966,699             $960,054
             Held to maturity, at amortized cost
                (Fair value: $7,605 in 2000 and $7,820 in 1999)                                 7,683                7,971
           Equity securities - available for sale, at fair value
                (Cost: $42,175 in 2000 and $42,819 in 1999)                                    41,200               45,809
           Mortgage loans                                                                      28,143               26,832
           Policy loans                                                                        31,220               30,839
           Other invested assets                                                                  175                  176
        --------------------------------------------------------------------------------------------------------------------
                     Total investments                                                      1,075,120            1,071,681
        --------------------------------------------------------------------------------------------------------------------

        Cash and cash equivalents                                                              19,217               19,190

        Insurance receivables:
           Reinsurance receivables                                                             27,452               24,748
           Premiums receivable, net                                                            43,703               32,094
        Deferred acquisition costs                                                             19,858               17,630
        Present value of future profits                                                        28,534               28,571
        Accrued investment income                                                              17,570               18,875
        Property and equipment, net                                                            14,481               14,520
        Deferred income tax asset, net                                                         25,898               29,605
        Other assets                                                                            5,140                4,884
        --------------------------------------------------------------------------------------------------------------------
                     Total Assets                                                          $1,276,973           $1,261,798
        ====================================================================================================================

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities:
           Reserves for losses and loss adjustment expenses
             for property/casualty insurance                                                 $189,987             $186,130
           Reserves for life policies and contract benefits                                   244,987              239,891
           Funds on deposit from policyholders                                                411,924              416,971
           Unearned premium reserve                                                            84,226               74,364
           Accrued dividends to policyholders                                                   5,515                5,263
           Reinsurance premiums payable                                                         5,990                4,168
           Accrued expenses and other liabilities                                              18,021               19,471
           Participating policyholders' interest                                              113,696              128,516
        --------------------------------------------------------------------------------------------------------------------
                     Total liabilities                                                      1,074,346            1,074,774
        --------------------------------------------------------------------------------------------------------------------

        Commitments and contingencies
        Mandatory redeemable preferred stock, redemption value - $5,830;
        163,214 Series A shares issued and outstanding                                          5,830                5,830

        Stockholders' equity:
            Preferred stock, $.01 par value, 836,786 shares authorized,
              no shares issued and outstanding                                                   ----                 ----
            Common stock, $.01 par value, 10,000,000 shares authorized,
                 6,113,984 and 6,110,684 shares issued and outstanding                             61                   61
            Additional paid-in capital                                                        123,590              123,504
            Retained earnings                                                                  76,581               60,172
            Accumulated other comprehensive loss                                               (3,435)              (2,543)
        --------------------------------------------------------------------------------------------------------------------
                     Total stockholders' equity                                               196,797              181,194
        --------------------------------------------------------------------------------------------------------------------
                     Total Liabilities and Stockholders' Equity                            $1,276,973           $1,261,798
        ====================================================================================================================
         See accompanying notes to Consolidated Financial Statements.

                FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statements of Income and Comprehensive Income
                ($ in thousands, except per share amounts)                                          (Unaudited)
                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                                  2000         1999
                --------------------------------------------------------------------------------------------------------
                Revenues:
                     Premiums from property/casualty insurance                                     $47,522     $48,334
                     Premiums from life and health insurance and contract charges                    9,563        ----
                     Net investment income                                                          18,493       4,834
                     Realized investment gains (losses), net                                          (208)        279
                     Other income                                                                      621         277
                --------------------------------------------------------------------------------------------------------
                                   Total revenues                                                   75,991      53,724
                --------------------------------------------------------------------------------------------------------

                Losses, benefits, and expenses:
                     Losses and loss adjustment expenses on property/casualty insurance             38,534      36,486
                     Policyholder contract benefits                                                 14,660        ----
                     Amortization expense                                                            8,751       8,996
                     Other operating costs and expenses                                              5,674       2,836
                     Participating policyholders' interest                                         (15,895)       ----
                --------------------------------------------------------------------------------------------------------
                             Total losses, benefits and expenses                                    51,724      48,318

                Income before federal income tax expense and preferred stock dividends              24,267       5,406
                Federal income tax expense                                                           7,769       1,663
                --------------------------------------------------------------------------------------------------------
                Income before preferred stock dividends                                             16,498       3,743
                Preferred stock dividends                                                               89        ----
                --------------------------------------------------------------------------------------------------------
                             Net income attributable to common stockholders                         16,409       3,743
                --------------------------------------------------------------------------------------------------------

                Other comprehensive income, net of tax:
                Unrealized holding losses arising during the period
                  (net of tax benefit of $482 and $1,730, respectively)                               (896)     (3,213)
                Reclassification adjustment for losses included in net income
                  (net of tax benefit of $2 and $98, respectively)                                       4         181
                --------------------------------------------------------------------------------------------------------

                             Other comprehensive loss                                                 (892)     (3,032)
                --------------------------------------------------------------------------------------------------------

                             Comprehensive income                                                  $15,517        $711
                ========================================================================================================

                Per Share Data:

                       Net income - basic                                                            $2.69       $0.71
                ========================================================================================================

                       Net income - diluted                                                          $2.66       $0.71
                ========================================================================================================

                       Basic weighted average shares outstanding                                 6,111,119   5,253,813
                ========================================================================================================

                       Diluted weighted average shares outstanding                               6,167,294   5,296,143
                ========================================================================================================
                See accompanying notes to Consolidated Financial Statements.


    FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
    Consolidated Statements of Cash Flows
    ($ in  thousands)
                                                                                                         (Unaudited)
                                                                                                     For the Three Months
                                                                                                        Ended March 31,
                                                                                                     2000          1999
    -----------------------------------------------------------------------------------------------------------------------
    Operating Activities
    Net income                                                                                      $16,409        $3,743
    -----------------------------------------------------------------------------------------------------------------------

    Adjustments to reconcile net income to net cash provided by operating activities:
        Realized investment losses (gains), net                                                         208          (279)
        Amortization of bond discount                                                                 1,142            87
        Amortization and depreciation                                                                 9,360         8,996
        Interest credited to policyholders                                                            6,013          ----
        Deferred income taxes                                                                         6,855          (295)
        Participating policyholders' interest                                                       (15,895)         ----
        Dividends to policyholders                                                                   (2,990)         ----
        Capitalization of deferred acquisition costs                                                (10,941)       (8,961)
        Loss on sale of property and equipment                                                            6          ----
        Changes in:
             Reinsurance receivables                                                                 (2,704)       (1,592)
             Premiums receivable, net                                                               (11,609)          397
             Accrued investment income                                                                1,305           236
             Receivable from affiliates, net                                                           ----         1,266
             Other assets                                                                              (256)         (979)
             Reserves for property/casualty insurance losses and loss adjustment expenses             3,857         1,216
             Reserves for life policies and contract benefits                                         5,096          ----
             Unearned premium reserve                                                                 9,862           423
             Reinsurance premiums payable                                                             1,822        (1,055)
             Accrued expenses and other liabilities                                                  (1,198)          809
    -----------------------------------------------------------------------------------------------------------------------
                Total adjustments                                                                      (67)           269
    -----------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                                            16,342         4,012
    -----------------------------------------------------------------------------------------------------------------------

    Investing Activities
    Proceeds from sales:
        Fixed maturities                                                                             10,139           705
        Equity securities                                                                             1,062           366
    Investment collections:
        Fixed maturities                                                                              7,156         5,876
        Other investments                                                                               189            18
    Investment purchases:
        Fixed maturities                                                                            (21,344)      (11,250)
        Other investments                                                                            (1,500)         (476)
    Policy loans issued, net                                                                           (381)         ----
    Change in other invested assets                                                                       1          ----
    Purchases of property and equipment                                                                (577)         ----
    -----------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                                (5,255)       (4,761)
    -----------------------------------------------------------------------------------------------------------------------

    Financing Activities
    Contractholder fund deposits                                                                      6,235          ----
    Contractholder fund withdrawals                                                                 (17,295)         ----
    -----------------------------------------------------------------------------------------------------------------------
                Net cash used in financing activities                                               (11,060)         ----
    -----------------------------------------------------------------------------------------------------------------------
                Net increase (decrease) in cash and cash equivalents                                     27          (749)
    Cash and cash equivalents, beginning of period                                                   19,190        10,677
    -----------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                                                        $19,217        $9,928
    =======================================================================================================================
    See accompanying notes to Consolidated Financial Statements.


Notes to Consolidated Financial Statements (Unaudited)


1. Basis of Presentation

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

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the related notes included in Farm Family Holdings' December 31, 1999 Form 10-K.

2. Participating Policyholders' Interest

A significant portion of the Company's life insurance segment's products is written on a "participating" basis, as defined in the New York State Insurance Law. Profits earned on participating business are reserved for the payment of dividends to participating policyholders, except for the stockholders' share of profits on participating policies, which is limited annually to the greater of 10% of the profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in force.

In November 1999, the Company requested an opinion of the Insurance Department of the State of New York (the "Department") as to whether interest credited in excess of the interest guaranteed under certain participating insurance policies, annuities and dividend accumulations ("Excess Interest") and the difference between the guaranteed cost of insurance or premium and the cost of insurance or premium actually charged ("Spreads"), as well as dividends to participating policyholders, could be included in its calculation of the estimate of statutory profits on participating life insurance business allocable to stockholders. In April 2000, the Department approved the Company's request to include Excess Interest and Spreads, as well as dividends to participating policyholders, in its calculation of the estimate of statutory profits on participating life insurance business allocable to stockholders on both a prospective and retrospective basis. Accordingly, the Company's calculation of the estimate of profits on participating life insurance business allocable to stockholders has been revised to include Excess Interest and Spreads on a retrospective and prospective basis.

The impact of including Excess Interest and Spreads in the Company's estimate of the profits on participating life insurance business allocable to stockholders increased the profits allocable to stockholders and is included in participating policyholders' interest on the accompanying Consolidated Statements of Income and Comprehensive Income. The effect of retroactively including Excess Interest and Spreads in the Company's calculation of its estimate of profits on participating life insurance business allocable to stockholders for periods through December 31, 1999 increased net income for the three months ended March 31, 2000 by $12.7 million (after tax expense of $6.3 million) or $2.07 per common share on a fully diluted basis.

3. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                        Three months ended
                                                                                             March 31,
                                                                                         2000          1999
         ------------------------------------------------------------------------------------------------------
         Net income available to common stockholders                                 $16,409,000    $3,743,000
         ======================================================================================================
         Weighted-average number of  shares in basic earnings per share                6,111,119     5,253,813
         Effect of stock options                                                          56,175        42,330
         ------------------------------------------------------------------------------------------------------
         Weighted-average number of shares in diluted earnings per share               6,167,294     5,296,143
         ======================================================================================================
         Basic net income per share                                                        $2.69         $0.71
         ======================================================================================================
         Diluted net income per share                                                      $2.66         $0.71
         ======================================================================================================

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

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting. Statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. The Codification provides guidance for the areas where statutory accounting has been silent and changes current statutory accounting in some areas. The NAIC has established January 1, 2001 as the effective date of the Codification. The New York Insurance Department has advised that it intends to proceed with implementation of the Codification, subject to any provisions in New York statute which conflict with particular points in the Codification rules. The Company has not estimated the potential effect of adopting the Codification.

5. Contingencies

The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on the Company's consolidated financial condition.

Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For each of the three-month periods ended March 31, 2000 and 1999, approximately 60% and 62%, respectively, of the Company's property and casualty direct premiums were written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, despite the Company's property and casualty reinsurance program designed to mitigate the impact of adverse weather and catastrophic events on the Company's operating results.

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

During the third quarter of 1998, the Company modified the agreements with its agents to include revised conditions under which eligible agents may receive extended earnings payments. In addition to length of service, confidentiality, and non-competition conditions, extended earnings will be paid only if a successor agent(s) assumes the right to service the book of business of the eligible former agent and agrees to become primarily responsible for making the extended earnings payments. In the event that no successor agent(s) assumes the right to service the book of business of an eligible former agent, the Company has no obligation to make the extended earnings payments. The Company has no intention to waive this provision of its agreements with its agents. As a result, the successor agent(s), not the Company, is the primary obligor responsible for extended earnings payments. Since the inception of the Program in 1986, the Company has always been able to identify successor agents willing to assume the rights to service such books of business. The Company acts as guarantor of the amounts payable to eligible former agents who have terminated their association with the Company by successor agents who agree to make the extended earnings payments. At March 31, 2000, the Company was guarantor of $1.3 million for such payments. The Company expects to enforce the terms of the guarantee in the event of default by a successor agent.

The Company's liability for funds on deposit from policyholders includes amounts subject to discretionary withdrawal. Withdrawal characteristics as of March 31, 2000 are as follows:

          ($ in thousands)                                                           Amount       % of Total
          ------------------------------------------------------------------------------------------------------
          Surrender charge rate:
             Greater than or equal to 5%                                                $85,581           20.8%
             Less than 5%, but still subject to surrender charge                         67,459           16.4%
             Not subject to surrender charge                                            250,484           60.8%
          Not subject to discretionary withdrawal                                         8,400            2.0%
          ------------------------------------------------------------------------------------------------------
                    Total funds on deposit from policyholders                          $411,924          100.0%
          ======================================================================================================



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

Summarized segment financial information is as follows:


                                                                                    Three months ended
                                                                                         March 31,
($ in thousands)                                                                   2000             1999
---------------------------------------------------------------------------------------------------------------

Premium revenues
       Property and casualty insurance                                                $47,522          $48,334
       Life insurance                                                                   9,563             ----
---------------------------------------------------------------------------------------------------------------
           Total premium revenues                                                     $57,085          $48,334
===============================================================================================================

Net investment income
       Property and casualty insurance                                                 $5,556           $4,727
       Life insurance                                                                  12,859             ----
       Corporate and other                                                                 78              107
---------------------------------------------------------------------------------------------------------------
           Total net investment income                                                $18,493           $4,834
===============================================================================================================

Amortization expense
       Property and casualty insurance
         Amortization of deferred acquisition costs                                    $8,435           $8,996
       Life insurance
         Amortization of deferred acquisition costs                                       279             ----
         Amortization of present value of future profits                                   37             ----
---------------------------------------------------------------------------------------------------------------
           Total amortization expense                                                  $8,751           $8,996
===============================================================================================================

Other operating costs and expenses
       Property and casualty insurance
         Underwriting expenses                                                         $2,723           $2,524
         Dividends to policyholders                                                      ----               70
       Life insurance
         Other operating costs and expenses                                             2,734             ----
       Corporate and other                                                                447              242
       Intersegment eliminations                                                         (230)            ----
---------------------------------------------------------------------------------------------------------------
           Total other operating costs and expenses                                    $5,674           $2,836
===============================================================================================================


                                                                                    Three months ended
                                                                                         March 31,
($ in thousands)                                                                   2000             1999
---------------------------------------------------------------------------------------------------------------

Net income
       Operating Income
       Property and casualty insurance                                                 $2,818          $3,633
       Life insurance                                                                   1,182            ----
       Corporate and other                                                               (311)            (71)
---------------------------------------------------------------------------------------------------------------
          Total consolidated operating income                                           3,689           3,562
       Effect of retroactively including Excess Interest
        and Spreads, net of tax                                                        12,746            ----
       Realized investment gains (losses), net of tax                                     (26)            181
---------------------------------------------------------------------------------------------------------------
            Net income                                                                $16,409          $3,743
===============================================================================================================

Federal income tax expense (benefit)
       Property and casualty insurance                                                   $979          $1,700
       Life insurance                                                                   6,908            ----
       Corporate and other                                                               (118)            (37)
---------------------------------------------------------------------------------------------------------------
            Total federal income tax expense                                           $7,769          $1,663
===============================================================================================================


                                                                                 March 31,        December 31,
                                                                                   2000             1999
---------------------------------------------------------------------------------------------------------------

Assets
       Property and casualty insurance                                               $461,648        $446,721
       Life insurance                                                                 813,282         812,106
       Corporate and other                                                             72,241          71,014
       Intersegment eliminations                                                      (70,198)        (68,043)
---------------------------------------------------------------------------------------------------------------
           Total assets                                                            $1,276,973      $1,261,798
===============================================================================================================


                        Report of Independent Accountants



To the Shareholders and Board of Directors
Farm Family Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Farm Family Holdings, Inc. and its subsidiaries as of March 31, 2000, and the related consolidated statements of income and comprehensive income and of cash flows for each of the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income and comprehensive income, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

Albany, New York
April 24, 2000

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly-owned subsidiaries (collectively referred to as the "Company" or "we") and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere within this document. On April 6, 1999, Farm Family Holdings acquired all of the outstanding capital stock of Farm Family Life. As a result of the acquisition, Farm Family Life became a wholly-owned subsidiary of Farm Family Holdings. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of Farm Family Life and Farm Family Life's wholly-owned property and casualty subsidiary, United Farm Family, were included in these consolidated financial statements of Farm Family Holdings subsequent to April 6, 1999.

Our operating results are subject to significant fluctuations from period to period depending upon, among other factors, the frequency and severity of losses from weather related and other catastrophic events, the effect of competition and regulation on the pricing of products, changes in interest rates, the impact on reserves and reserving policy caused by property and casualty claims development and variations of actual experience from that assumed for life insurance business as to expected morbidity, lapse rates and other factors used in the development of product pricing, general economic conditions, tax laws and the regulatory environment. As a condition of our license to do business in various states, we are required to participate in a variety of mandatory residual market mechanisms (including mandatory pools) which provide certain insurance (most notably automobile insurance) to consumers who are otherwise unable to obtain such coverages from private insurers. In all such states, residual market premium rates are subject to the approval of the state insurance department and have generally been inadequate. The amount of future losses or assessments from residual market mechanisms cannot be predicted with certainty and could have a material adverse effect on our results of operations.

For the three-month periods ended March 31, 2000 and 1999, 36.3% and 33.3%, respectively, of our property and casualty direct written premiums were derived from policies written in New York and, for the same periods, 23.5% and 28.6%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of our property and casualty direct written premiums. As a result, our results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

Safe Harbor Statement under The Private Securities Litigation Reform Act of
1995:

With exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-Q include, but are not limited to, statements concerning our exposure to interest rate and market risk, statements regarding the adequacy of the Company's capital resources, liquidity, and other financial items, statements of the plans and objectives of the Company or its management, and statements of future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The forward-looking statements in this Form 10-Q are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, exposure to catastrophic loss, the frequency and severity of weather related losses, geographic concentration of loss exposure in New York, New Jersey and the Northeastern United States generally, the effect of regulatory changes governing personal automobile insurance in New Jersey and the impact thereof on the Company's direct written premium, losses and loss adjustment expenses, the risks associated with the legislative, regulatory and competitive environments in the states in which the Company currently operates, heightened competition, including specifically the intensification of competition, failure to obtain new customers or to retain existing customers, the effect of the uncertainties related to the Year 2000 issue, the Company's primary reliance, as a holding company, on dividends from its subsidiaries and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends, and conditions specific to the insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, tax law changes and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings including the Company's Form 10-K filed for the fiscal year ended December 31, 1999. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-Q.

Results of Operations

The Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Insurance Premiums and Contract Charges
Premium revenue increased to $57.1 million for the three months ended March 31, 2000 from $48.3 million for the same period in 1999.

Premium revenue for property and casualty insurance decreased $0.8 million during the three months ended March 31, 2000 to $47.5 million from $48.3 million for the same period in 1999. The decrease in premium revenue for the first quarter of 2000 was primarily attributable to an increase of $2.0 million in premium revenue ceded to Farm Family Casualty's reinsurers and a decrease of $0.4 million in premium revenue from Farm Family Casualty's voluntary assumed reinsurance business. The increase in premium revenue ceded to reinsurers was primarily attributable to an increase in premiums ceded pursuant to Farm Family Casualty's aggregate stop loss reinsurance program, which also reduced losses and loss adjustment expenses for the first quarter of 2000. These decreases in premium revenue were partially offset by an increase in premium revenue derived from Farm Family Casualty's direct writings of $1.2 million and premium revenue of $0.6 million from United Farm Family.

The $1.2 million increase in earned premiums on additional business directly written by Farm Family Casualty was primarily attributable to an increase of $0.7 million, or 1.9%, in earned premiums from Farm Family Casualty's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and an increase of $0.5 million, or 6.1%, in earned premiums from other products. Farm Family Casualty had approximately 175,000 total policies in force at March 31, 2000. The number of policies in force related to Farm Family Casualty's primary products increased by 3.9% to approximately 144,000 as of March 31, 2000 from approximately 138,600 as of March 31, 1999.

Property and casualty net written premiums increased $8.6 million to $57.3 million for the three months ended March 31, 2000 compared to $48.7 million for the same period in 1999. The increase in net written premiums was primarily attributable to an increase of $10.6 million in Farm Family Casualty's direct writings (excluding assigned risk automobile business premiums) and the inclusion of United Farm Family's net written premiums of $1.4 million. Premiums from direct writings increased primarily as a result of the conversion of our personal and commercial automobile policies in certain states from six-month to twelve-month policies. Excluding the impact of converting personal and commercial automobile policies from six-month to twelve-month policies in certain states and premiums from assigned risk automobile business, Farm Family Casualty's direct written premiums increased approximately $2.9 million or 6.3% to $49.0 million for the first quarter of 2000 compared to $46.1 million for the same period in 1999. These increases were partially offset by an increase of $2.1 million in premiums ceded to Farm Family Casualty's reinsurers and a decrease of $0.4 million in premiums assumed by Farm Family Casualty. Excluding premiums from personal automobile business in New Jersey, premiums from assigned risk automobile business, and the effects of converting personal and commercial automobile policies in certain states from six-month to twelve-month policies, Farm Family Casualty's direct writings increased $3.5 million or 9.0% for the first quarter of 2000 compared to the same period in 1999. The reduction in premiums from personal automobile business in New Jersey was primarily attributable to the New Jersey legislation mandating a rate roll back for personal automobile business in New Jersey, effective March 22, 1999.

Geographically, the increase in Farm Family Casualty's direct writings, excluding the effects of converting personal and commercial automobile policies in certain states from six-month to twelve-month policies, came from New York, New Jersey, Massachusetts, West Virginia, New Hampshire, Vermont and Rhode Island. In addition, excluding the effects of converting personal and commercial automobile policies in certain states from six-month to twelve-month policies, direct writings of our primary products by Farm Family Casualty increased during the first quarter of 2000, except for direct writings of personal automobile and Special Farm Package policies. Personal automobile direct writings decreased primarily as a result of the rate roll back in New Jersey effective March 22, 1999. Excluding premiums from personal automobile business in New Jersey, premiums from assigned risk automobile business, and the effects of converting personal and commercial automobile policies in certain states from six-month to twelve-month policies, premiums from direct writings of personal automobile business increased 5.4%. Direct writings of the Special Farm Package decreased 1.4%, however, Special Farm Package policies in force increased 2.2%. The property and casualty segment's direct writings of the Special Farm Package increased 0.7% during the first quarter of 2000, due to the inclusion of United Farm Family.

Life insurance premium revenue was $9.6 million for the three months ended March 31, 2000. This amount includes premiums and contract charges primarily from the sale of individual whole life, term and universal life products, and disability income insurance products.

Net Investment Income
Net investment income increased $13.7 million to $18.5 million for the three months ended March 31, 2000 from $4.8 million for the same period in 1999.

Net investment income for the property and casualty insurance segment increased $0.8 million, or 17.5%, to $5.6 million for the three months ended March 31, 2000 from $4.7 million for the same period in 1999. The taxable equivalent yield on the property and casualty insurance segment's investment portfolio was 7.0% and 6.9% for the three months ended March 31, 2000 and 1999, respectively. The increase in net investment income for the property and casualty insurance segment was primarily the result of an increase in the average cash and invested assets (at amortized cost) of $22.6 million, or 7.4%, for Farm Family Casualty and the inclusion of United Farm Family, which accounted for $0.4 million of the increase in investment income and an additional $24.3 million in average cash and invested assets (at amortized cost).

Net investment income for the life insurance segment was $12.9 million for the three months ended March 31, 2000. The yield on fixed maturity investments (at amortized cost) was 7.0% for that period.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses on property and casualty insurance increased $2.0 million, or 5.6%, to $38.5 million for the three months ended March 31, 2000 from $36.5 million for the same period in 1999. Losses and loss adjustment expenses were 81.1% of premium revenue for the three months ended March 31, 2000 compared to 75.5% of premium revenue for the same period in 1999. United Farm Family's losses and loss adjustment expenses were $0.5 million for the three months ended March 31, 2000. The increase in the loss and loss adjustment expense ratio was primarily attributable to an increase in the severity of losses incurred on certain of our businessowners, umbrella, and personal automobile (bodily injury coverage) policies. In addition, we incurred significant weather-related property losses on two of our voluntary assumed reinsurance contracts during the first quarter of 2000.

Other Operating Costs and Expenses
Other operating costs and expenses increased $2.8 million to $5.7 million for the three months ended March 31, 2000 from $2.9 million for the same period in 1999. The increase was primarily due to the inclusion of Farm Family Life's other operating costs and expenses of $2.7 million. For the three months ended March 31, 2000, property and casualty insurance underwriting expenses (including amortization expenses) were 23.5% of premium revenue compared to 23.8% for the same period in 1999. Excluding United Farm Family, for the three months ended March 31, 2000, property and casualty insurance underwriting expenses (including amortization expenses) were 23.0% of premium revenue.

Participating Policyholders' Interest
Participating policyholders' interest of $15.9 million reduced losses, benefits and expenses for the three months ended March 31, 2000. This amount includes $19.0 million, which reduced losses, benefits and expenses, representing the pre-tax effect of retroactively including Excess Interest and Spreads in our calculation of the estimate of profits on participating life insurance business allocable to stockholders for periods through December 31, 1999, as discussed in
Note 2 to the accompanying Consolidated Financial Statements.

Federal Income Tax Expense
Federal income tax expense increased $6.1 million to $7.8 million for the three months ended March 31, 2000 from $1.7 million for the same period in 1999. The increase includes $6.3 million relating to deferred income taxes on the effect of retroactively including Excess Interest and Spreads in our calculation of the estimate of profits on participating life insurance business allocable to stockholders for periods through December 31, 1999, as discussed in Note 2 to the accompanying Consolidated Financial Statements. Federal income tax expense was 32.0% of income before federal income tax expense and preferred stock dividends for the three months ended March 31, 2000 compared to 30.8% for the same period in 1999.

Net Income Attributable to Common Stockholders
Net income increased $12.7 million to $16.4 million for the three months ended March 31, 2000 from $3.7 million for the same period in 1999 primarily due to the effect of retroactively including Excess Interest and Spreads in our calculation of the estimate of profits on participating life insurance business allocable to stockholders for periods through December 31, 1999, which increased net income for the three months ended March 31, 2000 by $12.7 million. The impact of including these amounts in our calculations for the three months ended March 31, 2000 was to increase net income by $136,000.

Liquidity and Capital Resources

Farm Family Holdings may receive dividends from subsidiaries, if declared and paid. The New York Insurance Law regulates the distribution of dividends and other payments to Farm Family Holdings by Farm Family Casualty and Farm Family Life. As of December 31, 1999, the maximum amount of dividends that could be paid by Farm Family Casualty without the prior approval of the New York State Insurance Department (the "Department") was approximately $4.3 million. During the three months ended March 31, 2000, Farm Family Casualty declared and paid dividends of $0.5 million to Farm Family Holdings.

The payment of stockholder dividends by Farm Family Life is subject to the prior approval of the Department. Under the New York Insurance Law, the Superintendent of Insurance has broad discretion to determine whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. During the three months ended March 31, 2000, Farm Family Life declared and paid dividends of $1.0 million to Farm Family Holdings. The Department approved this amount prior to declaration of the dividend.

We have a revolving credit agreement with three banks, which provides for uncollateralized borrowings of up to $30.0 million. At March 31, 2000, no amounts were outstanding.

On April 25, 2000, our Board of Directors adopted a stock repurchase plan that authorizes us to repurchase shares of the Company's common stock in an aggregate amount of up to $7.5 million. The repurchase program has been authorized for a one-year period beginning on April 27, 2000 (the expiration of our existing stock repurchase plan) and ending on April 26, 2001. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. No share repurchases have been made through March 31, 2000.

Net cash provided by operating activities was $16.3 million and $4.0 million during the three-month periods ended March 31, 2000 and 1999, respectively. The increase in net cash provided by operating activities was primarily attributable to the additional operating cash flow from Farm Family Life.

Net cash used in investing activities was $5.3 million during the three months ending March 31, 2000 compared to $4.8 million for the same period in 1999. The increase in cash used in investing activities resulted primarily from an increase in investment purchases partially offset by an increase in proceeds from investment sales.

Net cash used in financing activities of $11.1 million for the three months ending March 31, 2000 was the result of contractholder fund withdrawals on interest sensitive products exceeding the related deposits for these products. We believe the excess of contractholder fund withdrawals over deposits is directly related to the strength of the stock market and the prevailing interest rate environment.

Future Application of Accounting Standards

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This statement, which is effective for us for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Management believes that the adoption of Statement 133 will not have a material impact on our financial statements.

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting. Statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. The Codification provides guidance for the areas where statutory accounting has been silent and changes current statutory accounting in some areas. The NAIC has established January 1, 2001 as the effective date of the Codification. The New York Insurance Department has advised that it intends to proceed with implementation of the Codification, subject to any provisions in New York statute which conflict with particular points in the Codification rules. We have not estimated the potential effect of adopting the Codification.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Our market risks of financial instruments and investment objectives have not materially changed since December 31, 1999.


PART II.  OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

   Exhibit
    Number                        Document Description
--------------------------------------------------------------------------------

     2.1 Plan of Reorganization and Conversion dated February 14, 1996 as amended by Amendment No. 1, dated April 23, 1996 (Incorporated by reference to Registration Statement No. 333-4446)

     3.1 Certificate of Incorporation of Farm Family Holdings, Inc. (Incorporated by reference to Registration Statement No. 333-4446)

     3.2 Bylaws of Farm Family Holdings, Inc. (Incorporated by reference to Registration Statement No. 333-4446)

     4.1 Certificate of Designations of Junior Participating Cumulative Preferred Stock of Farm Family Holdings, Inc. (incorporated by reference to Exhibit 4.3 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

     4.2 Certificate of Corrections to Certificate of Designations of Junior Participating Cumulative Preferred Stock of Farm Family Holdings, Inc. (incorporated by reference to Exhibit 4.4 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

     4.3 Certificate of Designations of Farm Family Holdings, Inc. Preferred Stock, Series A (incorporated by reference to Exhibit 4.5 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

     4.4 Rights Agreement, dated as of July 29, 1997, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Current Report of Form 8-K/A filed with the Securities and Exchange Commission on June 14, 1999)

     4.5 Registration Rights Agreement, dated as of April 6, 1999 by and among Farm Family Holdings, Inc. and the Shareholders of the Farm Family Life Insurance Company (incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended June 30, 1999)

     10.1 Amended and Restated Option Purchase Agreement, dated February 26, 1998 among Farm Family Holdings, Inc. and the Shareholders of Farm Family Life Insurance Company, as amended by Amendment No. 1 dated as of April 28, 1998 and Amendment No. 2 dated as of January 14, 1999 (incorporated by reference to the Proxy Statement of Farm Family Holdings, Inc. dated February 17, 1999)

     10.2 Amended and Restated Expense Sharing Agreement, made effective as of February 14, 1996, by and among Farm Family Mutual Insurance Company, Farm Family Life Insurance Company and Farm Family Holdings, Inc. (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996) 18

   Exhibit
    Number                        Document Description
--------------- ----------------------------------------------------------------

     10.3 Indenture of Lease, made the 1st day of January 1999, between Farm Family Life Insurance Company and Farm Family Casualty Insurance Company (incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1999)

     10.4 Underlying Multi-Line Per Risk Reinsurance Contract, effective January 1, 1995, issued to Farm Family Mutual Insurance Company by The Subscription Reinsurer(s) Executing the Interests and Liabilities Agreement(s) Attached Thereto, as amended by Addendum No. 1, effective January 1, 1996 (Incorporated by reference to Registration Statement No. 333-4446), Addendum No. 2, effective January 1, 1996, Addendum No. 3, effective July 26, 1996 (Incorporated by reference to Farm Family Holdings, Inc. 1997 Form 10-K for the year ended December 31, 1996), Addendum No. 4, effective January 1, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997), and Termination Addendum, effective December 31, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K/A for the year ended December 31, 1997) 10.5 Umbrella Quota Share Reinsurance Contract, effective January 1, 1995, issued to Farm Family Mutual Insurance Company and United Farm Family Insurance Company, as amended by Addendum No. 1, effective January 1, 1995 (Incorporated by reference to Registration Statement No. 333-4446), and Addendum No. 2 effective July 26, 1996 (Incorporated by reference to Farm Family Holdings, Inc. 1997 Form 10-K for the year ended December 31, 1996), Addendum No. 3, effective January 1, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997), and Termination Addendum, effective January 1, 1998 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K/A for the year ended December 31, 1997)

     10.6 Form of Membership List Purchase Agreement between Farm Family Mutual Insurance Company and each of the Farm Bureaus (incorporated by reference to Exhibit 10.9 to Form S-1, Registration No. 333-4446 filed with the Securities and Exchange Commission on May 3, 1996) as amended by Amendment No. 1 to Membership List Purchase Agreements, effective July 26, 1996 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1997) and Amendment No. 2 to Membership List Purchase Agreements (Farm Family Casualty Insurance Company), effective January 1, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999)

     10.7 Form of Membership List Purchase Agreement between Farm Family Life Insurance Company and each of the Farm Bureaus, as amended by Amendment No. 1 to Membership List Purchase Agreements (Farm Family Life Insurance Company), effective January 1, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999)

     10.8 Farm Family Life Insurance Company Annual Incentive Plan, as amended and restated as of October 27, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999) as amended by Amendment No. 1 to the Farm Family Life Insurance Company Annual Incentive Plan effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)

     10.9 Farm Family Supplemental Profit Sharing and Money Purchase Plan, effective January 1, 1997 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December 31, 1996) as amended by Amendment No. 1 to Supplemental Profit Sharing and Money Purchase Plan effective as of April 27, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999) and Amendment No. 2 to the Farm Family Holdings, Inc. Supplemental Profit Sharing and Money Purchase Plan effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)

    10.10 Service Agreement, made effective as of July 25, 1988 by and between Farm Family Mutual Insurance Company and United Farm Family Insurance Company (Incorporated by reference to Registration Statement No. 333-4446)

   Exhibit
 Number                           Document Description
--------------- ----------------------------------------------------------------

    10.11 Farm Family Life Insurance Company, Farm Family Casualty Insurance Company, Farm Family Holdings, Inc. Officer Severance Pay Plan Effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)
          10.12 Farm Family Mutual Insurance Company Supplemental Employee Retirement Plan, adopted as of January 1, 1994 (Incorporated by reference to Registration Statement No. 333-4446)

    10.13 Farm Family Holdings, Inc. Directors' Deferred Compensation Plan, effective January 1, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996) as amended by Amendment No. 1 dated as of October 27, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December 31, 1998) and Amendment No. 2 effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999) Farm Family Holdings, Inc. Officers' Deferred Compensation Plan, effective January 1, 1997 (Incorporated by 10.14 reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996) as amended by Amendment No. 1 dated as of October 27, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December 31,
          1998) and Amendment No. 2 effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999) 10.15 Farm Family Holdings, Inc. Annual Incentive Plan effective, as amended and restated as of October 27, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December 31, 1998) as amended by Amendment No. 1 effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)


    10.16 Tax Payment Allocation Agreement effective January 1, 1996 by and between Farm Family Holdings, Inc. and Farm Family Casualty Insurance Company (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996)

    10.17 Excess Catastrophe Reinsurance Contract issued to Farm Family Casualty Insurance Company effective January 1, 1997 (incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997)

    10.18 Farm Family Holdings, Inc. Amended and Restated Omnibus Securities Plan, effective as of February 29, 2000 (filed herewith)

    10.19 Indenture of Lease made the 1st day of January 1999, between Farm Family Life Insurance Company and New York Farm Bureau, Inc. (filed herewith)

     27   Financial Data Schedule (for electronic filing purposes only)



Reports on Form 8-K

             A report on Form 8-K was filed on March 2, 2000 reporting a press release issued announcing results of our operations for the fourth quarter and the year ended December 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FARM FAMILY HOLDINGS, INC.
                                  (Registrant)




        May 10, 2000          By:
-----------------------------     ----------------------------------------------
           (Date)                     Philip P. Weber, President & CEO
                                        (Principal Executive Officer)




        May 10, 2000          By:
-----------------------------     ----------------------------------------------
           (Date)                Timothy A. Walsh, Executive VP, CFO & Treasurer
                                   (Principal Financial & Accounting Officer)