Form 10-Q
period 2000-06-30
FARM FAMILY HOLDINGS INC
filed 2000-08-10
CIK 1013564

21



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
                           Commission File No. 1-11941


                           FARM FAMILY HOLDINGS, INC.
                    A Delaware Corporation IRS No. 14-1789227

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the issuer's common stock as of August 8, 2000 is 6,003,984.



                                                      FARM FAMILY HOLDINGS, INC.

                                                                 INDEX



   Part I.   Financial Information

             Item 1.  Financial Statements

                      Consolidated Balance Sheets -
                      June 30, 2000 (unaudited) and December 31, 1999                                                 3

                      Consolidated Statements of Income and Comprehensive Income -
                      Three and Six Months Ended June 30, 2000 and 1999 (unaudited)                                   4

                      Consolidated Statements of Cash Flows -
                      Six Months Ended June 30, 2000 and 1999 (unaudited)                                             5

                      Notes to Consolidated Financial Statements (unaudited)                                          6

                      Review Report of Independent Accountants                                                       11

             Item 2.  Management's Discussion and Analysis of Financial Condition                                    12
                      and Results of Operations

             Item 3.  Quantitative and Qualitative Disclosures of Market Risk                                        17

  Part II.   Other Information

             Item 4.  Submission of Matters to a Vote of Security Holders                                            18

             Item 6.  Exhibits and Reports on Form 8-K                                                               18




FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
($ in thousands)                                                                (Unaudited)
                                                                               June 30, 2000     December 31, 1999
--------------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
     Fixed maturities
     Available for sale, at fair value
        (Amortized cost: $1,003,641 in 2000 and $1,002,850 in 1999)                 $957,051              $960,054
     Held to maturity, at amortized cost
        (Fair value: $6,528 in 2000 and $7,820 in 1999)                                6,436                 7,971
   Equity securities - available for sale, at fair value
        (Cost: $41,124 in 2000 and $42,819 in 1999)                                   39,491                45,809
   Mortgage loans                                                                     27,926                26,832
   Policy loans                                                                       31,645                30,839
   Other invested assets                                                                 175                   176
--------------------------------------------------------------------------------------------------------------------
             Total investments                                                     1,062,724             1,071,681
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                             27,442                19,190
Insurance receivables:
   Reinsurance receivables                                                            28,256                23,129
   Premiums receivable, net                                                           54,526                32,094
Deferred acquisition costs                                                            22,902                17,630
Present value of future profits                                                       28,083                28,571
Accrued investment income                                                             19,234                18,875
Property and equipment, net                                                           14,689                14,520
Deferred income tax asset, net                                                        31,049                29,605
Other assets                                                                           6,323                 4,884
--------------------------------------------------------------------------------------------------------------------
             Total Assets                                                         $1,295,228            $1,260,179
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses
          for property/casualty insurance                                           $194,529              $186,130
   Reserves for life policies and contract benefits                                  246,338               238,272
   Funds on deposit from policyholders                                               411,044               416,971
   Unearned premium reserve                                                           99,147                74,364
   Accrued dividends to policyholders                                                  5,446                 5,263
   Reinsurance premiums payable                                                        6,270                 4,168
   Accrued expenses and other liabilities                                             18,798                19,471
   Participating policyholders' interest                                             110,171               128,516
--------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                     1,091,743             1,073,155
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Mandatory redeemable preferred stock, redemption value - $5,830;
163,214 Series A shares outstanding                                                    5,830                 5,830

Stockholders' equity:
    Preferred stock, $.01 par  value, 836,786 shares authorized,
      no shares issued and outstanding                                                  ----                  ----
    Common stock, $.01 par  value, 10,000,000 shares authorized,
     6,113,984 and 6,110,684 shares issued,
     6,003,984 and 6,110,684 shares outstanding                                           61                    61
   Additional paid-in capital                                                        123,590               123,504
   Retained earnings                                                                  81,609                60,172
   Accumulated other comprehensive loss                                               (4,586)               (2,543)
   Treasury stock, at cost                                                            (3,019)                 ----
--------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              197,655               181,194
--------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                           $1,295,228            $1,260,179
====================================================================================================================
 See accompanying notes to Consolidated Financial Statements.



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
($ in thousands, except per share amounts)                                            (Unaudited)              (Unaudited)
                                                                                   Three Months Ended        Six Months Ended
                                                                                        June 30,                 June 30,
                                                                                    2000        1999        2000        1999
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
     Premiums from property/casualty insurance                                      $48,444     $44,723    $95,966     $93,057
     Premiums from life and health operations and contract charges                    9,420       9,296     18,983       9,296
     Net investment income                                                           18,852      17,442     37,345      22,276
     Realized investment gains (losses), net                                           (948)        (67)    (1,156)        212
     Other income                                                                       295         459        916         736
---------------------------------------------------------------------------------------------------------------------------------
                   Total revenues                                                    76,063      71,853    152,054     125,577
---------------------------------------------------------------------------------------------------------------------------------

Losses, benefits and expenses:
     Losses and loss adjustment expenses on property/casualty insurance              36,954      32,923     75,488      69,409
     Policyholder contract benefits                                                  13,239      13,537     27,899      13,537
     Amortization expense                                                             9,788       9,169     18,539      18,165
     Other operating costs and expenses                                               6,051       6,082     11,725       8,918
     Participating policyholders' interest                                            2,728       2,573    (13,167)      2,573
---------------------------------------------------------------------------------------------------------------------------------
             Total losses, benefits and expenses                                     68,760      64,284    120,484     112,602
---------------------------------------------------------------------------------------------------------------------------------

Income before federal income tax expense and preferred stock dividends                7,303       7,569     31,570      12,975
Federal income tax expense                                                            2,185       2,330      9,954       3,993
---------------------------------------------------------------------------------------------------------------------------------
Income before preferred stock dividends                                               5,118       5,239     21,616       8,982
Preferred stock dividends                                                                90          85        179          85
---------------------------------------------------------------------------------------------------------------------------------
             Net income attributable to common stockholders                           5,028       5,154     21,437       8,897
---------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:
Unrealized holding losses arising during the period
  (net of deferred tax benefit of $485, $2,523, $968 and $4,253, respectively)         (901)     (4,686)    (1,797)     (7,899)
Reclassification adjustment for gains included in net income
 (net of tax expense of $135, $153, $132 and $55, respectively)                        (250)       (284)      (246)       (103)
---------------------------------------------------------------------------------------------------------------------------------

             Other comprehensive loss                                                (1,151)     (4,970)    (2,043)     (8,002)
---------------------------------------------------------------------------------------------------------------------------------

             Comprehensive income                                                    $3,877        $184    $19,394        $895
=================================================================================================================================

Per Share Data:

       Net income - basic                                                             $0.83       $0.85      $3.52       $1.57
=================================================================================================================================

       Net income - diluted                                                           $0.82       $0.84      $3.50       $1.56
=================================================================================================================================

       Basic weighted average shares outstanding                                  6,067,936   6,053,559  6,089,527   5,651,477
=================================================================================================================================

       Diluted weighted average shares outstanding                                6,094,763   6,100,551  6,131,029   5,696,139
=================================================================================================================================
See accompanying notes to Consolidated Financial Statements.




FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($ in thousands)                                                                                     (Unaudited)
                                                                                                  For the Six Months
                                                                                                     Ended June 30,
                                                                                                   2000          1999
------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                       $21,437        $8,897
------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:
    Realized investment losses (gains), net                                                        1,156          (212)
    Amortization of bond discount                                                                  2,144         1,264
    Amortization and depreciation                                                                 19,728        18,826
    Interest credited to policyholders                                                            11,724         5,801
    Deferred income taxes                                                                          5,022        (1,511)
    Participating policyholders' interest                                                        (13,167)        2,573
    Dividends to policyholders                                                                    (5,438)       (2,568)
    Capitalization of deferred acquisition costs                                                 (23,323)      (20,750)
    Changes in:
         Reinsurance receivables                                                                  (5,127)       (2,595)
         Premiums receivable, net                                                                (22,432)       (3,650)
         Accrued investment income                                                                  (359)        (535)
         Receivable from affiliates, net                                                            ----         1,571
         Other assets                                                                             (1,438)          139
         Reserves for property/casualty insurance losses and loss adjustment expenses              8,399         5,067
         Reserves for life policies and contract benefits                                          8,066         3,141
         Unearned premium reserve                                                                 24,783         4,546
         Reinsurance premiums payable                                                              2,102         1,493
         Accrued expenses and other liabilities                                                     (490)        2,880
------------------------------------------------------------------------------------------------------------------------
            Total adjustments                                                                     11,350        15,480
------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                             32,787        24,377
------------------------------------------------------------------------------------------------------------------------

Investing Activities
Proceeds from sales:
    Fixed maturities                                                                              25,715         1,207
    Equity securities                                                                              2,695           386
Investment collections:
    Fixed maturities                                                                              10,735        33,057
    Equity securities                                                                                410           434
Investment purchases:
    Fixed maturities                                                                             (39,829)      (34,753)
    Mortgage loans                                                                                (1,500)       (2,416)
Policy loans issued, net                                                                            (806)         (241)
Purchases of property and equipment                                                               (1,358)         (649)
Net cash of subsidiary at date of acquisition                                                       ----         3,295
Acquisition expenses                                                                                ----        (1,895)
------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                 (3,938)       (1,575)
------------------------------------------------------------------------------------------------------------------------

Financing Activities
Contractholder fund deposits                                                                      11,588        59,981
Contractholder fund withdrawals                                                                  (29,240)      (64,455)
Payments for purchase of treasury stock                                                           (3,019)         ----
Exercise of stock options                                                                             74          ----

------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                                (20,597)       (4,474)
------------------------------------------------------------------------------------------------------------------------
            Net increase in cash and cash equivalents                                              8,252        18,328
Cash and cash equivalents, beginning of period                                                    19,190        10,677
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $27,442       $29,005
========================================================================================================================
See accompanying notes to Consolidated Financial Statements.

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

3. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                             Three months ended          Six months ended
                                                                                  June 30,                    June 30,
                                                                             2000          1999          2000          1999
--------------------------------------------------------------------------------------------------------------------------------
Net income attributable to common stockholders                              $5,028,000   $5,154,000    $21,437,000   $8,897,000
================================================================================================================================
Weighted-average number of  shares in basic earnings per share               6,067,936    6,053,559      6,089,527    5,651,477
Effect of stock options                                                         26,827       46,992         41,502       44,662
--------------------------------------------------------------------------------------------------------------------------------
Weighted-average number of shares in diluted earnings per share              6,094,763    6,100,551      6,131,029    5,696,139
================================================================================================================================
Basic net income per share                                                       $0.83        $0.85          $3.52        $1.57
================================================================================================================================
Diluted net income per share                                                     $0.82        $0.84          $3.50        $1.56
================================================================================================================================

4. Future Application of Accounting Standards

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") and subsequently issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS 133" ("Statement 138"). These statements, which are effective for the Company for the year beginning January 1, 2001, establish accounting and reporting standards for derivative instruments and for hedging activities. Management believes that Statements 133 and 138 will not have a material impact on the Company's Consolidated Financial Statements.

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

In March 2000, FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"), clarifying the accounting rules for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events if they had occurred after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material impact on the Company's Consolidated Financial Statements.

5. Treasury Stock

On April 25, 2000, the Company's Board of Directors adopted a stock repurchase plan that authorizes the Company to repurchase shares of its common stock in an aggregate amount of up to $7.5 million. During the second quarter of 2000, the Company repurchased 110,000 shares of its common stock for $3.0 million at an average cost of $27.45 per share. The repurchases were financed through cash generated from operations. As of June 30, 2000, $4.5 million remained authorized under the stock repurchase plan for future share repurchases.

6. Contingencies

The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on the Company's consolidated financial condition.

Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For each of the six month periods ended June 30, 2000 and 1999, approximately 59% and 62%, respectively, of the Company's property and casualty direct premiums were written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, despite the Company's property and casualty reinsurance program designed to mitigate the impact of adverse weather and catastrophic events on the Company's operating results.

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

During the third quarter of 1998, the Company modified the agreements with its agents to include revised conditions under which eligible agents may receive extended earnings payments. In addition to length of service, confidentiality, and non-competition conditions, extended earnings will be paid only if a successor agent(s) assumes the right to service the book of business of the eligible former agent and agrees to become primarily responsible for making the extended earnings payments. In the event that no successor agent(s) assumes the right to service the book of business of an eligible former agent, the Company has no obligation to make the extended earnings payments. The Company has no intention to waive this provision of its agreements with its agents. As a result, the successor agent(s), not the Company, is the primary obligor responsible for extended earnings payments. Since the inception of the Program in 1986, the Company has always been able to identify successor agents willing to assume the rights to service such books of business. The Company acts as guarantor of the amounts payable to eligible former agents who have terminated their association with the Company by successor agents who agree to make the extended earnings payments. At June 30, 2000, the Company was guarantor of $1.5 million for such payments. The Company expects to enforce the terms of the guarantee in the event of default by a successor agent.

The Company's liability for funds on deposit from policyholders includes amounts subject to discretionary withdrawal. Withdrawal characteristics as of June 30, 2000 are as follows:

($ in thousands)                                                           Amount       % of Total
------------------------------------------------------------------------------------------------------
Surrender charge rate:
   Greater than or equal to 5%                                                $86,656           21.1%
   Less than 5%, but still subject to surrender charge                         65,759           16.0%
   Not subject to surrender charge                                            250,336           60.9%
Not subject to discretionary withdrawal                                         8,293            2.0%
------------------------------------------------------------------------------------------------------
          Total funds on deposit from policyholders                          $411,044          100.0%
======================================================================================================


7. Segment Information

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

Summarized segment financial information is as follows:


                                                                                    Three months ended         Six months ended
                                                                                         June 30,                  June 30,
($ in thousands)                                                                     2000        1999         2000          1999
------------------------------------------------------------------------------------------------------------------------------------

Premium revenues
    Property and casualty insurance                                                  $48,444     $44,723      $95,966       $93,057
    Life insurance                                                                     9,420       9,296       18,983         9,296
------------------------------------------------------------------------------------------------------------------------------------
        Total premium revenues                                                       $57,864     $54,019     $114,949      $102,353
====================================================================================================================================

Net investment income
    Property and casualty insurance                                                   $5,715      $5,122      $11,271        $9,849
    Life insurance                                                                    13,045      12,205       25,904        12,205
    Corporate and other                                                                   71         103          149           210
    Intersegment eliminations                                                             21          12           21            12
------------------------------------------------------------------------------------------------------------------------------------
        Total net investment income                                                  $18,852     $17,442      $37,345       $22,276
====================================================================================================================================

Amortization expense
    Property and casualty insurance
     Amortization of deferred acquisition costs                                       $9,024      $8,515      $17,459       $17,511
    Life insurance
     Amortization of deferred acquisition costs                                          209         257          488           257
     Amortization of present value of future profits                                     555         397          592           397
------------------------------------------------------------------------------------------------------------------------------------
        Total amortization expense                                                    $9,788      $9,169      $18,539       $18,165
====================================================================================================================================

Other operating costs and expenses
    Property and casualty insurance
     Underwriting expenses                                                            $2,534      $2,601       $5,257        $5,125
     Dividends to policyholders                                                           88          38           88           108
    Life insurance                                                                     3,221       3,378        5,955         3,378
    Corporate and other                                                                  438         290          885           532
    Intersegment eliminations                                                           (230)       (225)        (460)         (225)
------------------------------------------------------------------------------------------------------------------------------------
        Total other operating costs and expenses                                      $6,051      $6,082      $11,725        $8,918
====================================================================================================================================


                                                                                     Three months ended        Six months ended
                                                                                          June 30,                 June 30,
($ in thousands)                                                                     2000        1999         2000          1999
------------------------------------------------------------------------------------------------------------------------------------

Net income
   Operating income
    Property and casualty insurance                                                   $4,282      $4,783       $7,100        $8,416
    Life insurance                                                                     1,291         635        2,473           635
    Corporate and other                                                                 (305)       (274)        (616)         (345)
------------------------------------------------------------------------------------------------------------------------------------
         Total consolidated operating income                                           5,268       5,144        8,957         8,706
    Effect of retroactively including Excess Interest
     and Spreads, net of tax                                                            ----        ----       12,746          ----
    Realized investment gains, net of tax                                               (240)         10         (266)          191
------------------------------------------------------------------------------------------------------------------------------------
         Net income                                                                   $5,028      $5,154      $21,437        $8,897
====================================================================================================================================

Federal income tax expense (benefit)
    Property and casualty insurance                                                   $1,597      $1,767       $2,576        $3,467
    Life insurance                                                                       709         549        7,617           549
    Corporate and other                                                                 (121)         14         (239)          (23)
------------------------------------------------------------------------------------------------------------------------------------
         Total federal income tax expense                                             $2,185      $2,330       $9,954        $3,993
====================================================================================================================================


                                                                                                           June 30,    December 31,
                                                                                                             2000          1999
------------------------------------------------------------------------------------------------------------------------------------

Assets
    Property and casualty                                                                                    $483,609      $446,721
    Life insurance                                                                                            806,109       810,487
    Corporate and other                                                                                        68,900        71,014
    Intersegment eliminations                                                                                 (63,390)      (68,043)
------------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                                      $1,295,228    $1,260,179
====================================================================================================================================

                    Review Report of Independent Accountants



To the Shareholders and Board of Directors
Farm Family Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Farm Family Holdings, Inc. and its subsidiaries as of June 30, 2000, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

July 20, 2000

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly-owned subsidiaries (collectively referred to as the "Company" or "we") and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere within this document. On April 6, 1999, Farm Family Holdings acquired all of the outstanding capital stock of Farm Family Life. As a result of the acquisition, Farm Family Life became a wholly-owned subsidiary of Farm Family Holdings. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of Farm Family Life and Farm Family Life's wholly-owned property and casualty subsidiary, United Farm Family, were included in the Consolidated Financial Statements of Farm Family Holdings subsequent to April 6, 1999.

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

For the six-month periods ended June 30, 2000 and 1999, 36% and 35%, respectively, of our property and casualty direct written premiums were derived from policies written in New York and, for the same periods, 23% and 27%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10% of our property and casualty direct written premiums. As a result, our results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

Safe Harbor Statement under The Private Securities Litigation Reform Act of
1995:

With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-Q include, but are not limited to, statements concerning our exposure to interest rate and market risk, statements regarding the adequacy of the Company's capital resources, liquidity, and other financial items, statements of the plans and objectives of the Company or its management, and statements of future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The forward-looking statements in this Form 10-Q are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, exposure to catastrophic loss, the frequency and severity of weather related losses, geographic concentration of loss exposure in New York, New Jersey and the Northeastern United States generally, the effect of regulatory changes governing personal automobile insurance in New Jersey and the impact thereof on the Company's direct written premium, losses and loss adjustment expenses, the risks associated with the legislative, regulatory and competitive environments in the states in which the Company currently operates, heightened competition, including specifically the intensification of competition, failure to obtain new customers or to retain existing customers, the Company's primary reliance, as a holding company, on dividends from its subsidiaries and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends, and conditions specific to the insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, tax law changes and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings including the Company's Form 10-K filed for the fiscal year ended December 31, 1999 and Form 10-Q for the quarter ended March 31, 2000. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-Q.

Results of Operations

The Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

Insurance Premiums and Contract Charges
Premium revenue increased to $57.9 million for the three months ended June 30, 2000 from $54.0 million for the same period in 1999.

Premium revenue for property and casualty insurance increased $3.7 million during the three months ended June 30, 2000 to $48.4 million from $44.7 million for the same period in 1999. The increase was primarily attributable to an increase of $2.6 million in premium revenue from our direct writings and a decrease of $2.2 million in premium revenue ceded to reinsurers. The decrease in premium revenue ceded to reinsurers was primarily attributable to a decrease in premiums ceded pursuant to our aggregate stop loss reinsurance program. These increases in premium revenue were partially offset by a $1.1 million decrease in revenue from voluntary assumed reinsurance premiums.

The $2.6 million increase in earned premiums on direct writings was primarily attributable to an increase of $2.3 million, or 5.9%, in earned premiums from our primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and an increase of $0.3 million, or 3.1%, in earned premiums from other products. The number of policies in force related to our primary products increased by 6.6% to approximately 150,400 as of June 30, 2000 from approximately 141,100 as of June 30, 1999. Total policies in force increased by approximately 11,400, or 6.7%, to 182,500 as of June 30, 2000 compared to 171,100 as of June 30, 1999.

Property and casualty net written premiums increased $14.9 million to $63.3 million for the three months ended June 30, 2000 compared to $48.4 million for the same period in 1999. The increase in net written premiums was primarily attributable to an increase of $13.9 million in direct writings (excluding assigned risk automobile business premiums) and a decrease of $2.2 million in ceded reinsurance premiums. Premiums from direct writings increased primarily as a result of the conversion of our personal and commercial automobile policies in certain states from six-month to twelve-month policies. Excluding the impact of converting personal and commercial automobile policies from six-month to twelve-month policies in certain states and premiums from assigned risk automobile business, direct written premiums increased approximately $3.8 million or 7.7% to $53.2 million for the second quarter of 2000 compared to $49.4 million for the same period in 1999. This increase was partially offset by a decrease of $0.9 million in assigned risk automobile premiums and a decrease of $0.3 million in voluntary assumed reinsurance premiums.

Excluding the effects of converting personal and commercial automobile policies in certain states from six-month to twelve-month policies and premiums from assigned risk automobile business, direct writings increased in each of the twelve states we serve and for each of our primary products during the second quarter of 2000 compared to the same period in 1999.

Life insurance premium revenue increased $0.1 million to $9.4 million for the three months ended June 30, 2000, compared to $9.3 million for the same period in 1999. Life insurance premium revenue includes premiums and contract charges primarily from the sale of individual whole life, term and universal life products, and disability income insurance products. Total collected premium from life insurance policies increased 3.7% to $10.2 million for the second quarter of 2000 compared to $9.8 million for the same period in 1999.

Net Investment Income
Net investment income increased $1.4 million to $18.8 million for the three months ended June 30, 2000 from $17.4 million for the same period in 1999.

Net investment income for the property and casualty insurance segment increased $0.6 million, or 11.6%, to $5.7 million for the three months ended June 30, 2000 from $5.1 million for the same period in 1999. The taxable equivalent yield on the property and casualty insurance segment's investment portfolio for the three months ended June 30, 2000 and 1999 was 7.0% and 6.8%, respectively. The increase in net investment income for the property and casualty insurance segment was primarily the result of an increase in the average cash and invested assets (at amortized cost) of $27.2 million, or 8.2%, and to a lesser extent, an increase in the prevailing interest rate environment.

Net investment income for the life insurance segment increased $0.8 million to $13.0 million for the three months ended June 30, 2000, compared to $12.2 million for the same period in 1999. The yield on fixed maturity investments (at amortized cost) was 7.1% for the three months ended June 30, 2000 compared to 6.7% for the same period in 1999, primarily due to an increase in the prevailing interest rate environment.

Realized Investment Gains (Losses), Net
Net realized investment losses increased to $(0.9) million for the three months ended June 30, 2000 compared to $(0.1) million for the same period in 1999. During the second quarter of 2000, we recorded a $1.8 million writedown of a fixed maturity security, classified as available for sale, as a result of changes in conditions which caused us to conclude that decline in fair value of the investment was other than temporary. There were no such writedowns in the second quarter of 1999. Partially offsetting this writedown in 2000, were net gains on the sale of equities and other fixed maturity securities.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses on property and casualty insurance increased $4.0 million, or 12.2%, to $36.9 million for the three months ended June 30, 2000 from $32.9 million for the same period in 1999. Losses and loss adjustment expenses were 76.3% of premium revenue for the three months ended June 30, 2000 compared to 73.6% of premium revenue for the same period in 1999. The increase in the loss and loss adjustment expense ratio was primarily attributable to an increase in weather-related losses incurred by Farm Family Casualty during the second quarter of 2000. Weather-related losses incurred by Farm Family Casualty during the second quarter of 2000 increased to $2.6 million compared to $1.1 million for the same period in 1999.

Amortization Expense
Amortization expense increased $0.6 million, or 9.8%, to $9.8 million for the three months ended June 30, 2000 from $9.2 million for the same period in 1999. The increase was primarily attributable to an increase in amortization of deferred acquisition costs for the property and casualty segment of $0.5 million resulting from increased deferred acquisition costs due to the growth in our property and casualty business.

Other Operating Costs and Expenses
Other operating costs and expenses were $6.1 million for the three months ended June 30, 2000 and 1999. For the three months ended June 30, 2000, property and casualty insurance underwriting expenses (including amortization expenses) were 23.8% of premium revenue compared to 24.9% for the same period in 1999.

Federal Income Tax Expense
Federal income tax expense decreased $0.1 million to $2.2 million for the three months ended June 30, 2000 from $2.3 million for the same period in 1999. Federal income tax expense was 29.9% of income before federal income tax expense and preferred stock dividends for the three months ended June 30, 2000 compared to 30.8% for the same period in 1999.

The Six Months Ended June 30, 2000 Compared to the Six Months Ended
June 30, 1999

Insurance Premiums and Contract Charges
Premium revenue increased to $114.9 million for the six months ended June 30, 2000 from $102.4 million for the same period in 1999.

Premium revenue for property and casualty insurance increased $2.9 million during the six months ended June 30, 2000 to $96.0 million from $93.1 million for the same period in 1999. The increase was primarily attributable to an increase of $4.4 million in premium revenue from our direct writings, due in part to the inclusion of premium revenue of United Farm Family since April 6, 1999, and a decrease of $0.2 million in premium revenue ceded to reinsurers. These increases in premium revenue were partially offset by a $1.4 million decrease in revenue from voluntary assumed reinsurance premiums.

The $4.4 million increase in earned premiums on direct writings was primarily attributable to an increase of $3.7 million, or 4.8%, in earned premiums from our primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and an increase of $0.7 million, or 4.8%, in earned premiums from other products.

Property and casualty net written premiums increased $23.5 million to $120.7 million for the six months ended June 30, 2000 compared to $97.2 million for the same period in 1999. The increase in net written premiums was primarily attributable to an increase of $26.0 million in direct writings (excluding assigned risk automobile business premiums). Premiums from direct writings increased primarily as a result of the conversion of our personal and commercial automobile policies in certain states from six-month to twelve-month policies. Excluding the impact of converting personal and commercial automobile policies from six-month to twelve-month policies in certain states and premiums from assigned risk automobile business, direct written premiums increased approximately $6.8 million or 7.1% to $102.3 million for the first six months of 2000 compared to $95.5 million for the same period in 1999. This increase was partially offset by a decrease of $1.8 million in assigned risk automobile premiums and a decrease of $0.5 million in voluntary assumed reinsurance premiums.

Excluding the effects of converting personal and commercial automobile policies in certain states from six-month to twelve-month policies and premiums from assigned risk automobile business, direct writings increased in each of the twelve states we serve and for each of our primary products during the first six months of 2000 compared to the same period in 1999.

Life insurance premium revenue was $19.0 million for the six months ended June 30, 2000, compared to $9.3 million for the same period in 1999. Life insurance premium revenue includes premiums and contract charges primarily from the sale of individual whole life, term and universal life products, and disability income insurance products. The 1999 revenue includes amounts subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life.

Net Investment Income
Net investment income increased $15.1 million to $37.3 million for the six months ended June 30, 2000 from $22.2 million for the same period in 1999. The increase is primarily attributable to the inclusion of Farm Family Life since April 6, 1999.

Net investment income for the property and casualty insurance segment increased $1.4 million, or 14.4%, to $11.3 million for the six months ended June 30, 2000 from $9.9 million for the same period in 1999. The taxable equivalent yield on the property and casualty insurance segment's investment portfolio was 7.0% and 6.9% for the six months ended June 30, 2000 and 1999, respectively. The increase in net investment income for the property and casualty insurance segment was primarily the result of an increase in the average cash and invested assets (at amortized cost) of $41.4 million, or 13.1%, and to a lesser extent, an increase in the prevailing interest rate environment.

Net investment income for the life insurance segment was $25.9 million for the six months ended June 30, 2000, compared to $12.2 million for the same period in 1999. The yield on fixed maturity investments (at amortized cost) was 7.1% for the six months ended June 30, 2000 compared to 6.7% for the same period in 1999. The 1999 investment income includes amounts subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life.

Realized Investment Gains (Losses), Net
Net realized investment losses increased to $(1.2) million for the six months ended June 30, 2000 compared to a net gain of $0.2 million for the same period in 1999. During the second quarter of 2000, we recorded a $1.8 million writedown of a fixed maturity security as a result of changes in conditions which caused us to conclude that decline in fair value of the investment was other than temporary. There were no such writedowns in the first six months of 1999. Partially offsetting this writedown in 2000, were net gains on the sale of equities and other fixed maturity securities.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses on property and casualty insurance increased $6.1 million, or 8.8%, to $75.5 million for the six months ended June 30, 2000 from $69.4 million for the same period in 1999. Losses and loss adjustment expenses were 78.7% of premium revenue for the six months ended June 30, 2000 compared to 74.9% of premium revenue for the same period in 1999. The increase in the loss and loss adjustment expense ratio was primarily attributable to an increase in the severity of losses incurred on certain of our businessowners, umbrella, and personal automobile (bodily injury coverage) policies during the first quarter of 2000, property losses on two of our voluntary assumed reinsurance contracts during the first quarter of 2000 and an increase in weather-related losses incurred during the second quarter of 2000 compared to the same period in 1999.

Other Operating Costs and Expenses
Other operating costs and expenses increased $2.8 million to $11.7 million for the six months ended June 30, 2000 from $8.9 million for the same period in 1999. The increase was primarily due to the inclusion of other operating costs and expenses for Farm Family Life subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life. The 2000 amounts include six months of expenses for Farm Family Life. For the six months ended June 30, 2000, property and casualty insurance underwriting expenses (including amortization expenses) were 23.6% of premium revenue compared to 24.3% for the same period in 1999.

Participating Policyholders' Interest
Participating policyholders' interest of $(13.2) million reduced losses, benefits and expenses for the six months ended June 30, 2000, compared to participating policyholders' interest of $2.6 million which increased losses, benefits and expenses for the same period in 1999. The 2000 amount includes $19.0 million, which reduced losses, benefits and expenses, representing the pre-tax effect of retroactively including Excess Interest and Spreads in our calculation of the estimate of profits on participating life insurance business allocable to stockholders for periods through December 31, 1999, as discussed in
Note 2 to the accompanying Consolidated Financial Statements.

Federal Income Tax Expense
Federal income tax expense increased $6.0 million to $10.0 million for the six months ended June 30, 2000 from $4.0 million for the same period in 1999. Federal income tax expense was 31.5% of income before federal income tax expense and preferred stock dividends for the six months ended June 30, 2000 compared to 30.8% for the same period in 1999.

Liquidity and Capital Resources

Farm Family Holdings may receive dividends from subsidiaries, if declared and paid. The New York Insurance Law regulates the distribution of dividends and other payments to Farm Family Holdings by Farm Family Casualty and Farm Family Life. As of December 31, 1999, the maximum amount of dividends that could be paid by Farm Family Casualty without the prior approval of the New York State Insurance Department (the "Department") was approximately $4.3 million. During the first six months of 2000, Farm Family Casualty declared and paid dividends of $0.5 million to Farm Family Holdings.

The payment of stockholder dividends by Farm Family Life is subject to the prior approval of the Department. Under the New York Insurance Law, the Superintendent of Insurance has broad discretion to determine whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. During the first six months of 2000, Farm Family Life declared and paid dividends of $1.0 million to Farm Family Holdings. The Department approved this amount prior to declaration of the dividend.

We have a revolving credit agreement with three banks, which provides for uncollateralized borrowings of up to $30.0 million. At June 30, 2000, no amounts were outstanding.

On April 25, 2000, the Company's Board of Directors adopted a stock repurchase plan that authorizes the Company to repurchase shares of its common stock in an aggregate amount of up to $7.5 million. During the second quarter of 2000, we repurchased 110,000 shares of our common stock for $3.0 million at an average cost of $27.45 per share. The repurchases were financed through cash generated from operations. As of June 30, 2000, $4.5 million remained authorized under the stock repurchase plan for future share repurchases.

Net cash provided by operating activities was $32.8 million and $24.4 million during the six-month periods ended June 30, 2000 and 1999, respectively. The increase in net cash provided by operating activities was primarily attributable to the additional operating cash flow from Farm Family Life.

Net cash used in investing activities was $3.9 million during the six months ending June 30, 2000 compared to $1.6 million for the same period in 1999. The increase in cash used in investing activities resulted primarily from an increase in investment purchases partially offset by an increase in proceeds from investment sales and a net increase in cash from the acquisition of Farm Family Life.

Net cash used in financing activities was $20.6 million for the six months ending June 30, 2000 compared to $4.5 million for the same period in 1999. The increase is the result of contractholder fund withdrawals on interest sensitive products exceeding the related deposits for these products to a greater degree than in the prior year. We believe the excess of contractholder fund withdrawals over deposits is primarily related to the strength of the stock market, the prevailing interest rate environment and increased competition from other fixed and variable annuity products. In addition, contractholder fund withdrawals and deposits for Farm Family Life have been included subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life. The 2000 amounts include six months of financing activities for Farm Family Life.

Future Application of Accounting Standards

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") and subsequently issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS 133" ("Statement 138"). These statements, which are effective for the Company for the year beginning January 1, 2001, establish accounting and reporting standards for derivative instruments and for hedging activities. Management believes that Statements 133 and 138 will not have a material impact on the Company's Consolidated Financial Statements.

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

In March 2000, FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"), clarifying the accounting rules for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events if they had occurred after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material impact on the Company's Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Our market risks of financial instruments and investment objectives have not materially changed since December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Farm Family Holdings' Annual Meeting of Stockholders was held on April 25, 2000. At the meeting, (i) eight persons were elected as directors of Farm Family Holdings, (ii) the appointment of PricewaterhouseCoopers LLP as Farm Family Holdings' independent auditors for the year 2000 was ratified and (iii) amendments to the Farm Family Holdings Omnibus Securities Plan were approved. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth as follows:

                                                                          For             Against/Withheld         Abstained
      Election of Directors:
              Nominee
              Robert L. Baker                                          4,522,413                 11,376
              James V. Crane                                           4,522,509                 11,280
              Clark W. Hinsdale III                                    4,522,467                 11,322
              John W. Lincoln                                          4,522,095                 11,694
              Wayne A. Mann                                            4,521,984                 11,805
              Edward J. Muhl                                           4,522,322                 11,457
              Charles A. Wilfong                                       4,522,376                 11,413
              Tyler P. Young                                           4,522,355                 11,434

      Ratification of Auditors:                                        4,508,115                  5,421                20,253

      Approval of amendments to the
      Omnibus Securities Plan:                                         3,239,157                332,339                35,419

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000
    Exhibit
    Number                   Document Description
--------------------------------------------------------------------------------

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

    3.2 Bylaws of Farm Family Holdings, Inc. (Incorporated by reference to Registration Statement No. 333-4446)

    4.1 Certificate of Designations of Junior Participating Cumulative Preferred Stock of Farm Family Holdings, Inc. (incorporated by reference to Exhibit 4.3 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

    4.2 Certificate of Corrections to Certificate of Designations of Junior Participating Cumulative Preferred Stock of Farm Family Holdings, Inc. (incorporated by reference to Exhibit 4.4 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

    4.3 Certificate of Designations of Farm Family Holdings, Inc. Preferred Stock, Series A (incorporated by reference to Exhibit 4.5 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

    4.4 Rights Agreement, dated as of July 29, 1997, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Current Report of Form 8-K/A filed with the Securities and Exchange Commission on June 14, 1999)

   Exhibit
   Number                         Document Description
--------------------------------------------------------------------------------

    4.5 Registration Rights Agreement, dated as of April 6, 1999 by and among Farm Family Holdings, Inc. and the Shareholders of the Farm Family Life Insurance Company (incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended June 30, 1999)

    10.1 Amended and Restated Option Purchase Agreement, dated February 26, 1998 among Farm Family Holdings, Inc. and the Shareholders of Farm Family Life Insurance Company, as amended by Amendment No. 1 dated as of April 28, 1998 and Amendment No. 2 dated as of January 14, 1999 (incorporated by reference to the Proxy Statement of Farm Family Holdings, Inc. dated February 17, 1999)

    10.2 Amended and Restated Expense Sharing Agreement, made effective as of February 14, 1996, by and among Farm Family Mutual Insurance Company, Farm Family Life Insurance Company and Farm Family Holdings, Inc. (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996)

    10.3 Indenture of Lease, made the 1st day of January 1999, between Farm Family Life Insurance Company and Farm Family Casualty Insurance Company (incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1999)

    10.4 Underlying Multi-Line Per Risk Reinsurance Contract, effective January 1, 1995, issued to Farm Family Mutual Insurance Company by The Subscription Reinsurer(s) Executing the Interests and Liabilities Agreement(s) Attached Thereto, as amended by Addendum No. 1, effective January 1, 1996 (Incorporated by reference to Registration Statement No. 333-4446), Addendum No. 2, effective January 1, 1996, Addendum No. 3, effective July 26, 1996 (Incorporated by reference to Farm Family Holdings, Inc. 1997 Form 10-K for the year ended December 31, 1996), Addendum No. 4, effective January 1, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997), and Termination Addendum, effective December 31, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K/A for the year ended December 31, 1997)

    10.5 Umbrella Quota Share Reinsurance Contract, effective January 1, 1995, issued to Farm Family Mutual Insurance Company and United Farm Family Insurance Company, as amended by Addendum No. 1, effective January 1, 1995 (Incorporated by reference to Registration Statement No. 333-4446), and Addendum No. 2 effective July 26, 1996 (Incorporated by reference to Farm Family Holdings, Inc. 1997 Form 10-K for the year ended December 31, 1996), Addendum No. 3, effective January 1, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997), and Termination Addendum, effective January 1, 1998 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K/A for the year ended December 31, 1997)

    10.6 Form of Membership List Purchase Agreement between Farm Family Mutual Insurance Company and each of the Farm Bureaus (incorporated by reference to Exhibit 10.9 to Form S-1, Registration No. 333-4446 filed with the Securities and Exchange Commission on May 3, 1996) as amended by Amendment No. 1 to Membership List Purchase Agreements, effective July 26, 1996 (incorporated by reference to Farm Family Holdings,
          Inc.'s Form 10-Q for the quarter ended March 31, 1997) and Amendment No. 2 to Membership List Purchase Agreements (Farm Family Casualty Insurance Company), effective January 1, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999)

    10.7 Form of Membership List Purchase Agreement between Farm Family Life Insurance Company and each of the Farm Bureaus, as amended by Amendment No. 1 to Membership List Purchase Agreements (Farm Family Life Insurance Company), effective January 1, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999)

    10.8 Farm Family Life Insurance Company Annual Incentive Plan, as amended and restated as of October 27, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999) as amended by Amendment No. 1 to the Farm Family Life Insurance Company Annual Incentive Plan effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999) and Farm Family Life Insurance Company Annual Incentive Plan Termination, effective as of April 25, 2000 (filed herewith).

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

   Exhibit
   Number                      Document Description
--------------------------------------------------------------------------------

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

    10.19 Indenture of Lease made the 1st day of January 1999, between Farm Family Life Insurance Company and New York Farm Bureau, Inc. (filed herewith)

    27    Financial Data Schedule (for electronic filing purposes only)




Reports on Form 8-K

A report on Form 8-K was filed on April 27, 2000 reporting a press release issued announcing operating results for the first quarter ended March 31, 2000.

A report on Form 8-K was filed on May 5, 2000 reporting the affirmation of the A.M. Best rating of its subsidiary, Farm Family Life Insurance Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FARM FAMILY HOLDINGS, INC.
                                  (Registrant)




          August 9, 2000             By:  /s/ Philip P. Weber
------------------------------------     ---------------------------------------
              (Date)                        Philip P. Weber, President & CEO
                                             (Principal Executive Officer)




          August 9, 2000             By:  /s/ Timothy A. Walsh
------------------------------------     ---------------------------------------
              (Date)                     Timothy A. Walsh, EVP, CFO & Treasurer
                                      (Principal Financial & Accounting Officer)