Form 10-K
period 2000-09-30
FARM FAMILY HOLDINGS INC
filed 2000-11-14
CIK 1013564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000
                           Commission File No. 1-11941


                           FARM FAMILY HOLDINGS, INC.
                    A Delaware Corporation IRS No. 14-1789227

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the issuer's common stock as of November 10, 2000 is 6,003,983.


                           FARM FAMILY HOLDINGS, INC.

                                      INDEX



   Part I.   Financial Information

             Item 1.  Financial Statements

                      Consolidated Balance Sheets -
                      September 30, 2000 (unaudited) and December 31, 1999                                            3

                      Consolidated Statements of Income and Comprehensive Income -
                      Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)                             4

                      Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 2000 and 1999 (unaudited)                                       5

                      Notes to Consolidated Financial Statements (unaudited)                                          6

                      Review Report of Independent Accountants                                                       11

             Item 2.  Management's Discussion and Analysis of Financial Condition                                    12
                      and Results of Operations

             Item 3.  Quantitative and Qualitative Disclosures of Market Risk                                        17

  Part II.   Other Information

             Item 6.  Exhibits and Reports on Form 8-K                                                               18

                                       2


FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
($ in thousands)                                                                (Unaudited)
                                                                          September 30, 2000    December 31, 1999
--------------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
     Fixed maturities
     Available for sale, at fair value
        (Amortized cost: $1,021,761 in 2000 and $1,002,850 in 1999)                 $987,722              $960,054
     Held to maturity, at amortized cost
        (Fair value: $6,545 in 2000 and $7,820 in 1999)                                6,433                 7,971
   Equity securities - available for sale, at fair value
        (Cost: $41,005 in 2000 and $42,819 in 1999)                                   42,163                45,809
   Mortgage loans                                                                     29,686                26,832
   Policy loans                                                                       31,930                30,839
   Other invested assets                                                                 173                   176
--------------------------------------------------------------------------------------------------------------------
             Total investments                                                     1,098,107             1,071,681
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                             20,747                19,190
Insurance receivables:
   Reinsurance receivables                                                            31,599                23,129
   Premiums receivable, net                                                           55,384                32,094
Deferred acquisition costs                                                            24,117                17,630
Present value of future profits                                                       27,440                28,571
Accrued investment income                                                             17,738                18,875
Property and equipment, net                                                           14,501                14,520
Deferred income tax asset, net                                                        26,977                29,605
Other assets                                                                           6,648                 4,884
--------------------------------------------------------------------------------------------------------------------
             Total Assets                                                         $1,323,258            $1,260,179
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses
       for property/casualty insurance                                              $203,614              $186,130
   Reserves for life policies and contract benefits                                  248,978               238,272
   Funds on deposit from policyholders                                               409,614               416,971
   Unearned premium reserve                                                          101,336                74,364
   Accrued dividends to policyholders                                                  5,334                 5,263
   Reinsurance premiums payable                                                        5,942                 4,168
   Accrued expenses and other liabilities                                             18,545                19,471
   Participating policyholders' interest                                             117,834               128,516
--------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                     1,111,197             1,073,155
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Mandatory redeemable preferred stock, redemption value - $5,830;
  163,214 Series A shares outstanding                                                  5,830                 5,830

Stockholders' equity:
    Preferred stock, $.01 par value, 836,786 shares authorized,
      no shares issued and outstanding                                                  ----                  ----
    Common stock, $.01 par value, 10,000,000 shares authorized,
     6,113,983 and 6,110,683 shares issued,
     6,003,983 and 6,110,683 shares outstanding                                           61                    61
   Additional paid-in capital                                                        123,590               123,504
   Retained earnings                                                                  86,823                60,172
   Accumulated other comprehensive loss                                               (1,224)               (2,543)
   Treasury stock, at cost, 110,000 and 0 shares                                      (3,019)                 ----
--------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              206,231               181,194
--------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                           $1,323,258            $1,260,179
====================================================================================================================
 See accompanying notes to Consolidated Financial Statements.



FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
($ in thousands, except per share amounts)                                            (Unaudited)              (Unaudited)
                                                                                  Three Months Ended        Nine Months Ended
                                                                                     September 30,            September 30,
                                                                                   2000         1999        2000        1999
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
     Premiums from property/casualty insurance                                     $51,425      $49,398   $147,391    $142,455
     Premiums from life and health operations and contract charges                   9,338        9,055     28,321      18,351
     Net investment income                                                          19,084       18,343     56,429      40,619
     Realized investment losses, net                                                  (587)      (1,216)    (1,743)     (1,004)
     Other income                                                                      486          287      1,402       1,023
---------------------------------------------------------------------------------------------------------------------------------
             Total revenues                                                         79,746       75,867    231,800     201,444
---------------------------------------------------------------------------------------------------------------------------------

Losses, benefits and expenses:
     Losses and loss adjustment expenses on property/casualty insurance             40,481       37,378    115,969     106,787
     Policyholder contract benefits                                                 12,039       12,874     39,938      26,411
     Amortization expense                                                           10,065        9,607     28,604      27,772
     Other operating costs and expenses                                              6,685        5,863     18,410      14,781
     Participating policyholders' interest                                           3,287        3,101     (9,880)      5,674
---------------------------------------------------------------------------------------------------------------------------------
             Total losses, benefits and expenses                                    72,557       68,823    193,041     181,425
---------------------------------------------------------------------------------------------------------------------------------

Income before federal income tax expense and preferred stock dividends               7,189        7,044     38,759      20,019
Federal income tax expense                                                           1,886        1,872     11,840       5,865
---------------------------------------------------------------------------------------------------------------------------------
Income before preferred stock dividends                                              5,303        5,172     26,919      14,154
Preferred stock dividends                                                               89          104        268         189
---------------------------------------------------------------------------------------------------------------------------------
             Net income attributable to common stockholders                          5,214        5,068     26,651      13,965
---------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period (net of deferred
  tax (expense) benefit of $(1,533), $754, $(565) and $5,007, respectively)          2,847       (1,401)     1,050      (9,300)
Reclassification adjustment for losses (gains) included in net income
 (net of tax (benefit) expense of $(277), $79, $(145) and $134, respectively)          515         (146)       269        (249)
---------------------------------------------------------------------------------------------------------------------------------

             Other comprehensive income (loss)                                       3,362       (1,547)     1,319      (9,549)
---------------------------------------------------------------------------------------------------------------------------------

             Comprehensive income                                                   $8,576       $3,521    $27,970      $4,416
=================================================================================================================================

Per Share Data:

       Net income - basic                                                            $0.87        $0.83      $4.40       $2.41
=================================================================================================================================

       Net income - diluted                                                          $0.86        $0.82      $4.37       $2.38
=================================================================================================================================

       Basic weighted average shares outstanding                                 6,003,983    6,110,683  6,060,804   5,806,227
=================================================================================================================================

       Diluted weighted average shares outstanding                               6,049,310    6,192,763  6,103,580   5,863,362
=================================================================================================================================
See accompanying notes to Consolidated Financial Statements.


FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($ in thousands)                                                                                   (Unaudited)
                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                                  2000          1999
------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                       $26,651       $13,965
------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
    Realized investment losses, net                                                                1,743         1,004
    Amortization of bond discount                                                                  3,289         2,257
    Amortization and depreciation                                                                 30,389        29,093
    Interest credited to policyholders                                                            16,975        11,592
    Deferred income taxes                                                                          3,969          (986)
    Participating policyholders' interest                                                         (9,880)        5,674
    Dividends to policyholders                                                                    (7,715)       (4,780)
    Capitalization of deferred acquisition costs                                                 (33,960)      (30,929)
    Changes in:
         Reinsurance receivables                                                                  (8,470)       (2,853)
         Premiums receivable, net                                                                (23,290)       (6,055)
         Accrued investment income                                                                 1,137           637
         Receivable from affiliates, net                                                            ----         1,471
         Other assets                                                                             (1,764)         (295)
         Reserves for property/casualty insurance losses and loss adjustment expenses             17,484        10,817
         Reserves for life policies and contract benefits                                         10,706         6,908
         Unearned premium reserve                                                                 26,972         5,519
         Reinsurance premiums payable                                                              1,774         1,760
         Accrued expenses and other liabilities                                                     (855)         (338)
------------------------------------------------------------------------------------------------------------------------
            Total adjustments                                                                     28,504        30,496
------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                             55,155        44,461
------------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from sales:
    Fixed maturities                                                                              45,265        29,104
    Equity securities                                                                              2,802         2,796
Investment collections:
    Fixed maturities                                                                              18,977        43,377
    Other investments                                                                                625         1,295
Investment purchases:
    Fixed maturities                                                                             (87,526)      (96,134)
    Other investments                                                                             (3,607)       (3,730)
Policy loans issued, net                                                                          (1,091)         (156)
Purchases of property and equipment                                                               (1,766)       (1,613)
Net cash of subsidiary at date of acquisition                                                       ----         3,295
Acquisition expenses                                                                                ----        (1,895)
------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                (26,321)      (23,661)
------------------------------------------------------------------------------------------------------------------------
Financing Activities
Contractholder fund deposits                                                                      19,177        69,135
Contractholder fund withdrawals                                                                  (43,509)      (80,594)
Payments for purchase of treasury stock                                                           (3,019)         ----
Exercise of stock options                                                                             74          ----
------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                                (27,277)      (11,459)
------------------------------------------------------------------------------------------------------------------------
            Net increase in cash and cash equivalents                                              1,557         9,341
Cash and cash equivalents, beginning of period                                                    19,190        10,677
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $20,747       $20,018
========================================================================================================================
See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly-owned subsidiaries (collectively referred to as the "Company"). The primary subsidiaries of Farm Family Holdings are Farm Family Casualty Insurance Company ("Farm Family Casualty") and Farm Family Life Insurance Company ("Farm Family Life"). United Farm Family Insurance Company ("United Farm Family") is a wholly-owned subsidiary of Farm Family Life.

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

Treasury Shares

The Company records treasury shares purchased at cost (the market value at the time of the transaction) and as a reduction of stockholders' equity.

2. Merger Agreement

On October 31, 2000, Farm Family Holdings and American National Insurance Company ("American National") announced a definitive merger agreement under which American National will acquire Farm Family Holdings at a price of $44 per share for Farm Family Holdings' common stock and $35.72 per share for Farm Family Holdings' Series A Preferred Stock in cash. The consideration to be paid to the holders of the Series A Preferred Stock will also include any accrued and unpaid dividends to the closing date.

The merger, valued at approximately $280 million, is subject to certain closing conditions, including the approval of the holders of a majority of Farm Family Holdings' outstanding voting stock and the approval of the New York Insurance Department. The companies expect to close the merger late in the first quarter of 2001.

3. Participating Policyholders' Interest

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

4. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                             Three Months Ended         Nine Months Ended
                                                                               September 30,              September 30,
                                                                             2000          1999          2000          1999
---------------------------------------------------------------------------------------------------------------------------------
Net income attributable to common stockholders                              $5,214,000   $5,068,000    $26,651,000   $13,965,000
=================================================================================================================================
Weighted-average number of  shares in basic earnings per share               6,003,983    6,110,683      6,060,804     5,806,227
Effect of stock options                                                         45,327       82,080         42,776        57,135
---------------------------------------------------------------------------------------------------------------------------------
Weighted-average number of shares in diluted earnings per share              6,049,310    6,192,763      6,103,580     5,863,362
=================================================================================================================================
Basic net income per share                                                       $0.87        $0.83          $4.40         $2.41
=================================================================================================================================
Diluted net income per share                                                     $0.86        $0.82          $4.37         $2.38
=================================================================================================================================

5. Future Application of Accounting Standards

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

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting. Statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. The Codification provides guidance for the areas where statutory accounting has been silent and changes current statutory accounting in some areas. The NAIC has established January 1, 2001 as the effective date of the Codification. The New York Insurance Department has advised that it intends to proceed with implementation of the Codification, subject to any provisions in New York statutes which conflict with particular points in the Codification rules. The Company has not estimated the potential effect of adopting the Codification.

6. Contingencies

The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on the Company's consolidated financial condition.

Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For each of the nine month periods ended September 30, 2000 and 1999, approximately 59% and 62%, respectively, of the Company's property and casualty direct premiums were written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, despite the Company's property and casualty reinsurance program designed to mitigate the impact of adverse weather and catastrophic events on the Company's operating results.

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

During the third quarter of 1998, the Company modified the agreements with its agents to include revised conditions under which eligible agents may receive extended earnings payments. In addition to length of service, confidentiality, and non-competition conditions, extended earnings will be paid only if a successor agent(s) assumes the right to service the book of business of the eligible former agent and agrees to become primarily responsible for making the extended earnings payments. In the event that no successor agent(s) assumes the right to service the book of business of an eligible former agent, the Company has no obligation to make the extended earnings payments. The Company has no intention to waive this provision of its agreements with its agents. As a result, the successor agent(s), not the Company, is the primary obligor responsible for extended earnings payments. Since the inception of the Program in 1986, the Company has always been able to identify successor agents willing to assume the rights to service such books of business. The Company acts as guarantor of the amounts payable to eligible former agents who have terminated their association with the Company by successor agents who agree to make the extended earnings payments. At September 30, 2000, the Company was guarantor of $1.5 million for such payments. The Company expects to enforce the terms of the guarantee in the event of default by a successor agent.

The Company's liability for funds on deposit from policyholders includes amounts subject to discretionary withdrawal. Withdrawal characteristics as of September 30, 2000 are as follows:

($ in thousands)                                                           Amount       % of Total
------------------------------------------------------------------------------------------------------
Surrender charge rate:
   Greater than or equal to 5%                                                $88,629           21.6%
   Less than 5%, but still subject to surrender charge                         62,993           15.4%
   Not subject to surrender charge                                            249,783           61.0%
Not subject to discretionary withdrawal                                         8,209            2.0%
------------------------------------------------------------------------------------------------------
          Total funds on deposit from policyholders                          $409,614          100.0%
======================================================================================================

                                       8

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

Summarized segment financial information is as follows:


                                                                                    Three Months Ended        Nine Months Ended
                                                                                      September 30,             September 30,
($ in thousands)                                                                     2000        1999         2000         1999
------------------------------------------------------------------------------------------------------------------------------------

Premium revenues
    Property and casualty insurance                                                  $51,425     $49,398     $147,391     $142,455
    Life insurance                                                                     9,338       9,055       28,321       18,351
------------------------------------------------------------------------------------------------------------------------------------
        Total premium revenues                                                       $60,763     $58,453     $175,712     $160,806
====================================================================================================================================

Net investment income
    Property and casualty insurance                                                   $5,843      $5,220      $17,114      $15,069
    Life insurance                                                                    13,195      13,004       39,099       25,209
    Corporate and other                                                                   37          94          186          304
    Intersegment eliminations                                                              9          25           30           37
------------------------------------------------------------------------------------------------------------------------------------
        Total net investment income                                                  $19,084     $18,343      $56,429      $40,619
====================================================================================================================================

Amortization expense
    Property and casualty insurance
     Amortization of deferred acquisition costs                                       $9,488      $9,398      $26,947      $26,909
    Life insurance
     Amortization of deferred acquisition costs                                           38         334          526          591
     Amortization of present value of future profits                                     539        (125)       1,131          272
------------------------------------------------------------------------------------------------------------------------------------
        Total amortization expense                                                   $10,065      $9,607      $28,604      $27,772
====================================================================================================================================

Other operating costs and expenses
    Property and casualty insurance
     Underwriting expenses                                                            $2,443      $2,546       $7,700       $7,671
     Dividends to policyholders                                                           56          51          144          159
    Life insurance                                                                     4,043       3,115        9,998        6,493
    Corporate and other                                                                  373         376        1,258          908
    Intersegment eliminations                                                           (230)       (225)        (690)        (450)
------------------------------------------------------------------------------------------------------------------------------------
        Total other operating costs and expenses                                      $6,685      $5,863      $18,410      $14,781
====================================================================================================================================


                                                                                    Three Months Ended        Nine Months Ended
                                                                                      September 30,             September 30,
($ in thousands)                                                                     2000        1999         2000         1999
------------------------------------------------------------------------------------------------------------------------------------

Net income
   Operating income
    Property and casualty insurance                                                   $4,566      $4,439      $11,666      $12,855
    Life insurance                                                                     1,024         963        3,497        1,598
    Corporate and other                                                                 (291)       (159)        (907)        (504)
------------------------------------------------------------------------------------------------------------------------------------
         Total consolidated operating income                                           5,299       5,243       14,256       13,949
    Effect of retroactively including Excess Interest
     and Spreads, net of tax                                                            ----        ----       12,746         ----
    Realized investment gains, net of tax                                                (85)       (175)        (351)          16
------------------------------------------------------------------------------------------------------------------------------------
         Net income                                                                   $5,214      $5,068      $26,651      $13,965
====================================================================================================================================

Federal income tax expense (benefit)
    Property and casualty insurance                                                   $1,425      $1,274       $4,001       $4,741
    Life insurance                                                                       566         808        8,183        1,357
    Corporate and other                                                                 (105)       (210)        (344)        (233)
------------------------------------------------------------------------------------------------------------------------------------
         Total federal income tax expense                                             $1,886      $1,872      $11,840       $5,865
====================================================================================================================================


                                                                                                       September 30,   December 31,
                                                                                                             2000          1999
------------------------------------------------------------------------------------------------------------------------------------

Assets
    Property and casualty                                                                                    $501,409     $446,721
    Life insurance                                                                                            818,834      810,487
    Corporate and other                                                                                        68,387       71,014
    Intersegment eliminations                                                                                 (65,372)     (68,043)
------------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                                      $1,323,258   $1,260,179
====================================================================================================================================

                                       10

                        Report of Independent Accountants




To the Shareholders and Board of Directors
Farm Family Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Farm Family Holdings, Inc. and its subsidiaries as of September 30, 2000, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income and comprehensive income, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

October 31, 2000

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly-owned subsidiaries (collectively referred to as the "Company" or "we") and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere within this document. On April 6, 1999, Farm Family Holdings acquired all of the outstanding capital stock of Farm Family Life Insurance Company ("Farm Family Life"). As a result of the acquisition, Farm Family Life became a wholly-owned subsidiary of Farm Family Holdings. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of Farm Family Life and Farm Family Life's wholly-owned property and casualty subsidiary, United Farm Family Insurance Company ("United Farm Family"), have been included in the Consolidated Financial Statements of Farm Family Holdings subsequent to April 6, 1999.

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

For the nine-month periods ended September 30, 2000 and 1999, 36% and 35%, respectively, of our property and casualty direct written premiums were derived from policies written in New York and, for the same periods, 23% and 27%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10% of our property and casualty direct written premiums. As a result, our results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

Safe Harbor Statement under The Private Securities Litigation Reform Act of
1995:

With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-Q include, but are not limited to, statements concerning our exposure to interest rate and market risk, statements regarding the adequacy of the Company's capital resources, liquidity, and other financial items, statements of the plans and objectives of the Company or its management, and statements of future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The forward-looking statements in this Form 10-Q are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, exposure to catastrophic loss, the frequency and severity of weather related losses, geographic concentration of loss exposure in New York, New Jersey and the Northeastern United States generally, the effect of regulatory changes governing personal automobile insurance in New Jersey and the impact thereof on the Company's direct written premium, losses and loss adjustment expenses, the risks associated with the legislative, regulatory and competitive environments in the states in which the Company currently operates, heightened competition, including specifically the intensification of competition, failure to obtain new customers or to retain existing customers, the Company's primary reliance, as a holding company, on dividends from its subsidiaries and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends, and conditions specific to the insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, tax law changes, the satisfaction of the closing conditions set forth in the merger agreement (which conditions include but are not limited to the approval of the holders of the majority of the outstanding shares of voting stock of Farm Family, approval of the New York Insurance Department and other governmental approvals) and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings including the Company's Form 10-K filed for the fiscal year ended December 31, 1999 and Form 10-Q's filed for the quarters ended March 31, 2000 and June 30, 2000. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-Q.

Results of Operations

The Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Insurance Premiums and Contract Charges
Premium revenue increased to $60.8 million for the three months ended September 30, 2000 from $58.5 million for the same period in 1999.

Premium revenue for property and casualty insurance increased $2.0 million during the three months ended September 30, 2000 to $51.4 million from $49.4 million for the same period in 1999. The increase was primarily attributable to an increase of $3.6 million in premium revenue from our direct writings and an increase of $0.6 million in voluntary assumed reinsurance premiums. These increases in premium revenue were partially offset by a $1.9 million increase in premiums ceded to our reinsurers.

The $3.6 million increase in premium revenue from our direct writings was primarily attributable to an increase of $3.2 million, or 7.9%, in earned premiums from our primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and an increase of $0.4 million, or 5.3%, in earned premiums from other products. The number of policies in force related to our primary products increased by 7.8% to approximately 154,100 as of September 30, 2000 from approximately 143,000 as of September 30, 1999. Total policies in force increased by approximately 14,000, or 8.1%, to 187,600 as of September 30, 2000 compared to 173,600 as of September 30, 1999. The increase in policies in force was primarily attributable to increases in policies issued in Pennsylvania, New York, West Virginia and New Jersey.

Property and casualty net written premiums increased $3.1 million to $53.3 million for the three months ended September 30, 2000 compared to $50.2 million for the same period in 1999. The increase in net written premiums was primarily attributable to an increase of $4.8 million in direct writings (excluding assigned risk automobile business premiums) and an increase of $0.6 million in voluntary assumed reinsurance premiums. This increase was partially offset by a $1.9 million increase in premiums ceded to our reinsurers.

Direct property and casualty writings (excluding assigned risk automobile business premiums) increased in ten of the twelve states we serve and for each of our primary products during the third quarter of 2000 compared to the same period in 1999.

Life insurance premium revenue increased $0.3 million to $9.3 million for the three months ended September 30, 2000, compared to $9.0 million for the same period in 1999. Life insurance premium revenue includes premiums and contract charges primarily from the sale of individual whole life, term and universal life products, and disability income insurance products. Total collected premium from life insurance policies increased 6.0% to $9.8 million for the third quarter of 2000 compared to $9.2 million for the same period in 1999.

Net Investment Income
Net investment income increased $0.7 million to $19.1 million for the three months ended September 30, 2000 from $18.4 million for the same period in 1999.

Net investment income for the property and casualty insurance segment increased $0.6 million, or 11.9%, to $5.8 million for the three months ended September 30, 2000 from $5.2 million for the same period in 1999. The taxable equivalent yield on the property and casualty insurance segment's investment portfolio for the three months ended September 30, 2000 and 1999 was 7.0% and 6.9%, respectively. The increase in net investment income for the property and casualty insurance segment was primarily the result of an increase in the average cash and invested assets (at amortized cost) of $26.1 million, or 7.7%, and to a lesser extent, an increase in the prevailing interest rate environment.

Net investment income for the life insurance segment increased $0.2 million to $13.2 million for the three months ended September 30, 2000, compared to $13.0 million for the same period in 1999. The yield on fixed maturity investments (at amortized cost) was 7.0% for each of the three months ended September 30, 2000 and 1999.

Realized Investment Losses, Net
Net realized investment losses decreased to $0.6 million for the three months ended September 30, 2000 compared to a net loss of $1.2 million for the same period in 1999. Fluctuations in realized capital gains are largely the result of timing of sales decisions reflecting decisions on the positioning of the investment portfolio, as well as assessments of individual securities and overall market conditions.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses on property and casualty insurance increased $3.1 million, or 8.3%, to $40.5 million for the three months ended September 30, 2000 from $37.4 million for the same period in 1999. Losses and loss adjustment expenses were 78.7% of premium revenue for the three months ended September 30, 2000 compared to 75.6% of premium revenue for the same period in 1999. The increase in our loss and loss adjustment expense ratio is largely due to an increase in severity of personal automobile claims of United Farm Family. Excluding United Farm Family, our losses and loss adjustment expenses were 75.0% of premium revenue for the three months ended September 30, 2000 compared to 74.1% for the same period in 1999.

Other Operating Costs and Expenses
Other operating costs and expenses increased $0.8 million to $6.7 million for the three months ended September 30, 2000 from $5.9 million for the same period in 1999. For the three months ended September 30, 2000, property and casualty insurance underwriting expenses (including amortization expenses) were 23.2% of premium revenue compared to 24.2% for the same period in 1999. The decrease in the underwriting expense ratio is largely due to a greater relative increase in our premium revenue than in the level of overhead expenses, as well as the continuation of our expense management program.

Federal Income Tax Expense
Federal income tax expense was $1.9 million for each of the three months ended September 30, 2000 and 1999. Federal income tax expense was 26.2% of income before federal income tax expense and preferred stock dividends for the three months ended September 30, 2000 compared to 26.6% for the same period in 1999.

The Nine months Ended September 30, 2000 Compared to the Nine months Ended September 30, 1999

Insurance Premiums and Contract Charges
Premium revenue increased to $175.7 million for the nine months ended September 30, 2000 from $160.8 million for the same period in 1999.

Premium revenue for property and casualty insurance increased $4.9 million during the nine months ended September 30, 2000 to $147.4 million from $142.5 million for the same period in 1999. The increase was primarily attributable to an increase of $8.0 million in premium revenue from our direct writings, due in part to the inclusion of premium revenue of United Farm Family since April 6, 1999. This increase in premium revenue was partially offset by an increase of $1.7 million in revenue ceded to our reinsurers and a decrease of $1.4 million in assumed reinsurance premiums.

The $8.0 million increase in premium revenue from our direct writings was primarily attributable to an increase of $6.9 million, or 5.8%, in earned premiums from our primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and an increase of $1.1 million, or 5.0%, in earned premiums from other products.

Property and casualty net written premiums increased $26.6 million to $173.9 million for the nine months ended September 30, 2000 compared to $147.3 million for the same period in 1999. The increase in net written premiums was primarily attributable to an increase of $30.8 million in direct writings (excluding assigned risk automobile business premiums). Premiums from direct writings increased primarily as a result of the conversion of our personal and commercial automobile policies in certain states from six-month to twelve-month policies. Excluding the impact of converting personal and commercial automobile policies from six-month to twelve-month policies in certain states and premiums from assigned risk automobile business, direct written premiums increased approximately $11.7 million or 8.2% to $154.4 million for the first nine months of 2000 compared to $142.7 million for the same period in 1999. This increase was partially offset by a decrease of $1.7 million in assigned risk automobile premiums, an increase of $1.8 million in premiums ceded to our reinsurers and a decrease of $0.7 in assumed reinsurance premiums.

Excluding the effects of converting personal and commercial automobile policies in certain states from six-month to twelve-month policies and premiums from assigned risk automobile business, direct writings increased in eleven of the twelve states we serve and for each of our primary products during the first nine months of 2000 compared to the same period in 1999.

Life insurance premium revenue was $28.3 million for the nine months ended September 30, 2000, compared to $18.4 million for the same period in 1999. Life insurance premium revenue includes premiums and contract charges primarily from the sale of individual whole life, term and universal life products, and disability income insurance products. The 1999 revenue includes amounts subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life.

Net Investment Income
Net investment income increased $15.8 million to $56.4 million for the nine months ended September 30, 2000 from $40.6 million for the same period in 1999. The increase is primarily attributable to the inclusion of Farm Family Life since April 6, 1999.

Net investment income for the property and casualty insurance segment increased $2.0 million, or 13.6%, to $17.1 million for the nine months ended September 30, 2000 from $15.1 million for the same period in 1999. The taxable equivalent yield on the property and casualty insurance segment's investment portfolio was 7.0% and 6.9% for the nine months ended September 30, 2000 and 1999, respectively. The increase in net investment income for the property and casualty insurance segment was primarily the result of an increase in the average cash and invested assets (at amortized cost) of $40.2 million, or 12.5%, and to a lesser extent, an increase in the prevailing interest rate environment.

Net investment income for the life insurance segment was $39.1 million for the nine months ended September 30, 2000, compared to $25.2 million for the same period in 1999. The yield on fixed maturity investments (at amortized cost) was 7.1% for the nine months ended September 30, 2000 compared to 6.8% for the same period in 1999. The 1999 net investment income includes amounts subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life.

Realized Investment Losses, Net
Net realized investment losses increased to $1.7 million for the nine months ended September 30, 2000 compared to a net loss of $1.0 million for the same period in 1999. During the second quarter of 2000, we recorded a $1.8 million writedown of a fixed maturity security as a result of an other than temporary decline in fair value of the security.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses on property and casualty insurance increased $9.2 million, or 8.6%, to $116.0 million for the nine months ended September 30, 2000 from $106.8 million for the same period in 1999. Losses and loss adjustment expenses were 78.7% of premium revenue for the nine months ended September 30, 2000 compared to 74.9% of premium revenue for the same period in 1999. The increase in the loss and loss adjustment expense ratio was primarily attributable to an increase in the severity of losses incurred on certain of our businessowners, umbrella, and personal automobile (bodily injury coverage) policies during the first quarter of 2000, property losses on two of our voluntary assumed reinsurance contracts during the first quarter of 2000 and an increase in weather-related losses incurred during the second quarter of 2000 compared to the same period in 1999.

Other Operating Costs and Expenses
Other operating costs and expenses increased $3.6 million to $18.4 million for the nine months ended September 30, 2000 from $14.8 million for the same period in 1999. The increase was primarily due to the inclusion of other operating costs and expenses for Farm Family Life subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life. The 2000 amounts include nine months of expenses for Farm Family Life. For the nine months ended September 30, 2000, property and casualty insurance underwriting expenses (including amortization expenses) were 23.5% of premium revenue compared to 24.3% for the same period in 1999.

Participating Policyholders' Interest
Participating policyholders' interest of $(9.9) million reduced losses, benefits and expenses for the nine months ended September 30, 2000, compared to participating policyholders' interest of $5.7 million which increased losses, benefits and expenses for the same period in 1999. The 2000 amount includes $19.0 million, which reduced losses, benefits and expenses, representing the pre-tax effect of retroactively including Excess Interest and Spreads in our calculation of the estimate of profits on participating life insurance business allocable to stockholders for periods through December 31, 1999, as discussed in
Note 3 to the accompanying Consolidated Financial Statements.

Federal Income Tax Expense
Federal income tax expense increased $6.0 million to $11.8 million for the nine months ended September 30, 2000 from $5.8 million for the same period in 1999. Federal income tax expense was 30.5% of income before federal income tax expense and preferred stock dividends for the nine months ended September 30, 2000 compared to 29.3% for the same period in 1999.

Liquidity and Capital Resources

Farm Family Holdings may receive dividends from subsidiaries, if declared and paid. The New York Insurance Law regulates the distribution of dividends and other payments to Farm Family Holdings by Farm Family Casualty and Farm Family Life. As of December 31, 1999, the maximum amount of shareholder dividends that could be paid by Farm Family Casualty without the prior approval of the New York State Insurance Department (the "Department") was approximately $4.3 million. During the first nine months of 2000, Farm Family Casualty declared and paid dividends of $0.5 million to Farm Family Holdings.

Effective September 20, 2000, New York Insurance Law was amended to permit domestic stock life insurers to distribute shareholder dividends up to a certain threshold amount without the prior approval of the Department. Previously, the payment of shareholder dividends by Farm Family Life was subject to prior approval of the Department. The maximum amount of shareholder dividends that could be paid by Farm Family Life without the prior approval of the Department during 2000 is approximately $6.6 million. During the first nine months of 2000, Farm Family Life declared and paid dividends of $1.0 million to Farm Family Holdings with the prior approval of the Department.

We have a revolving credit agreement with three banks, which provides for uncollateralized borrowings of up to $30.0 million. At September 30, 2000, no amounts were outstanding.

On April 25, 2000, the Company's Board of Directors adopted a stock repurchase plan that authorizes the Company to repurchase shares of its common stock in an aggregate amount of up to $7.5 million. During 2000, we repurchased 110,000 shares of our common stock for $3.0 million at an average cost of $27.45 per share. The repurchases were financed through cash generated from operations. As of September 30, 2000, $4.5 million remained authorized under the stock repurchase plan for future share repurchases. Pursuant to the Agreement and Plan of Merger among American National Insurance Company, American National Acquisition Company and Farm Family Holdings, Farm Family Holdings may not repurchase any additional shares prior to the closing of the merger with American National Insurance Company, without the prior consent of American National Insurance Company. See Note 2 to the Consolidated Financial Statements for further details regarding the merger.

Net cash provided by operating activities was $55.2 million and $44.5 million during the nine-month periods ended September 30, 2000 and 1999, respectively. The increase in net cash provided by operating activities was primarily attributable to the additional operating cash flow from Farm Family Life since the 1999 results include amounts subsequent to April 6, 1999. The 2000 amounts include nine months of operating activities for Farm Family Life.

Net cash used in investing activities was $26.3 million during the nine months ending September 30, 2000 compared to $23.7 million for the same period in 1999. The increase in cash used in investing activities resulted primarily from a decrease in investment collections partially offset by an increase in proceeds from investment sales and a decrease in investment purchases.

Net cash used in financing activities was $27.3 million for the nine months ending September 30, 2000 compared to $11.5 million for the same period in 1999. The increase is the result of contractholder fund withdrawals on interest sensitive products exceeding the related deposits for these products to a greater degree than in the prior year. We believe the excess of contractholder fund withdrawals over deposits is primarily related to the strength of the stock market, the prevailing interest rate environment and increased competition from other fixed and variable annuity products. In addition, contractholder fund withdrawals and deposits for Farm Family Life in 1999 include amounts subsequent to April 6, 1999. The 2000 amounts include nine months of financing activities for Farm Family Life. Also, we repurchased 110,000 shares of our common stock for $3.0 million in 2000 with no repurchases made in 1999.

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

PART II.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

                      FARM FAMILY HOLDINGS, INC. FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
   Exhibit
    Number                   Document Description
--------------------------------------------------------------------------------

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

     3.2 Bylaws of Farm Family Holdings, Inc. (Incorporated by reference to Registration Statement No. 333-4446)

     4.1 Certificate of Designations of Junior Participating Cumulative Preferred Stock of Farm Family Holdings, Inc. (incorporated by reference to Exhibit 4.3 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

     4.2 Certificate of Corrections to Certificate of Designations of Junior Participating Cumulative Preferred Stock of Farm Family Holdings, Inc. (incorporated by reference to Exhibit 4.4 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

     4.3 Certificate of Designations of Farm Family Holdings, Inc. Preferred Stock, Series A (incorporated by reference to Exhibit 4.5 to Form S-8, Registration No. 333-80723 filed with the Securities and Exchange Commission on June 15, 1999)

     4.4 Rights Agreement, dated as of July 29, 1997, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 14, 1999) as amended by Amendment of Rights Agreement entered into as of October 31, 2000 (incorporated by reference to Exhibit 4.1 Farm Family Holdings, Inc. Form 8-A/A filed with the Securities and Exchange Commission on November 3, 2000)

     4.5 Registration Rights Agreement, dated as of April 6, 1999 by and among Farm Family Holdings, Inc. and the Shareholders of the Farm Family Life Insurance Company (incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended June 30, 1999)

    10.1 Amended and Restated Option Purchase Agreement, dated February 26, 1998 among Farm Family Holdings, Inc. and the Shareholders of Farm Family Life Insurance Company, as amended by Amendment No. 1 dated as of April 28, 1998 and Amendment No. 2 dated as of January 14, 1999 (incorporated by reference to the Proxy Statement of Farm Family Holdings, Inc. dated February 17, 1999)

    10.2 Amended and Restated Expense Sharing Agreement, made effective as of February 14, 1996, by and among Farm Family Mutual Insurance Company, Farm Family Life Insurance Company and Farm Family Holdings, Inc. (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996)


    10.3 Indenture of Lease, made the 1st day of January 1999, between Farm Family Life Insurance Company and Farm Family Casualty Insurance Company (incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1999)

    10.4 Form of Membership List Purchase Agreement between Farm Family Mutual Insurance Company and each of the Farm Bureaus (incorporated by reference to Exhibit 10.9 to Form S-1, Registration No. 333-4446 filed with the Securities and Exchange Commission on May 3, 1996) as amended by Amendment No. 1 to Membership List Purchase Agreements, effective July 26, 1996 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1997) and Amendment No. 2 to Membership List Purchase Agreements (Farm Family Casualty Insurance Company), effective January 1, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999)

   Exhibit
    Number                   Document Description
--------------- ----------------------------------------------------------------

    10.5 Form of Membership List Purchase Agreement between Farm Family Life Insurance Company and each of the Farm Bureaus, as amended by Amendment No. 1 to Membership List Purchase Agreements (Farm Family Life Insurance Company), effective January 1, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999)

    10.6 Farm Family Life Insurance Company Annual Incentive Plan, as amended and restated as of October 27, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999) as amended by Amendment No. 1 to the Farm Family Life Insurance Company Annual Incentive Plan effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999) and Farm Family Life Insurance Company Annual Incentive Plan Termination, effective as of April 25, 2000 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 2000)

    10.7 Farm Family Supplemental Profit Sharing and Money Purchase Plan, effective January 1, 1997 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December 31, 1996) as amended by Amendment No. 1 to Supplemental Profit Sharing and Money Purchase Plan effective as of April 27, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999) and Amendment No. 2 to the Farm Family Holdings, Inc. Supplemental Profit Sharing and Money Purchase Plan effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)

    10.8 Service Agreement, made effective as of July 25, 1988 by and between Farm Family Mutual Insurance Company and United Farm Family Insurance Company (Incorporated by reference to Registration Statement No. 333-4446)

    10.9 Farm Family Life Insurance Company, Farm Family Casualty Insurance Company, Farm Family Holdings, Inc. Officer Severance Pay Plan effective August 1, 1994, as amended July 29, 1997, July 28, 1998, October 27, 1998, July 28, 1999 and October 31, 2000 (filed herewith)

    10.10 Farm Family Mutual Insurance Company Supplemental Employee Retirement Plan, adopted as of January 1, 1994 (Incorporated by reference to Registration Statement No. 333-4446)

    10.11 Farm Family Holdings, Inc. Directors' Deferred Compensation Plan, effective January 1, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996) as amended by Amendment No. 1 dated as of October 27, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December 31, 1998) and Amendment No. 2 effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)

    10.12 Farm Family Holdings, Inc. Officers' Deferred Compensation Plan, effective January 1, 1997 (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996) as amended by Amendment No. 1 dated as of October 27, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December 31, 1998) and Amendment No. 2 effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)

    10.13 Farm Family Holdings, Inc. Annual Incentive Plan effective, as amended and restated as of October 27, 1998 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December 31, 1998) as amended by Amendment No. 1 effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999) and Amendment No. 2 to Farm Family Holdings, Inc. Annual Incentive Plan effective October 31, 2000 (filed herewith)

    10.14 Tax Payment Allocation Agreement effective January 1, 1996 by and between Farm Family Holdings, Inc. and Farm Family Casualty Insurance Company (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996)

    10.15 Farm Family Holdings, Inc. Amended and Restated Omnibus Securities Plan, effective as of February 29, 2000 (incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended June 30,
          2000)

    10.16 Indenture of Lease made the 1st day of January 1999, between Farm Family Life Insurance Company and New York Farm Bureau, Inc. 2000 (incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended June 30, 2000)

    27    Financial Data Schedule (for electronic filing purposes only)

Reports on Form 8-K

A report on Form 8-K was filed on July 28, 2000 reporting a press release issued announcing operating results for the second quarter ended June 30, 2000.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FARM FAMILY HOLDINGS, INC.
                                  (Registrant)




         November 13, 2000           By: /s/ Philip P. Weber
------------------------------------     ---------------------------------------
              (Date)                     Philip P. Weber, President & Chief
                                         Executive Officer
                                         (Principal Executive Officer)




         November 13, 2000           By: /s/ Timothy A. Walsh
------------------------------------     ---------------------------------------
              (Date)                     Timothy A. Walsh, Executive VP,
                                         Chief Financial Officer & Treasurer
                                         (Principal Financial & Accounting
                                          Officer)

                                                                    Exhibit 10.9


                       FARM FAMILY LIFE INSURANCE COMPANY
                     FARM FAMILY CASUALTY INSURANCE COMPANY
                           FARM FAMILY HOLDINGS, INC.

                           OFFICER SEVERANCE PAY PLAN
                           Effective October 31, 2000

Purpose

Farm Family Life Insurance Company (hereinafter referred to as "Life"), Farm Family Casualty Insurance Company (hereinafter referred to as "Casualty") and Farm Family Holdings, Inc. (hereinafter referred to as "Holdings") have adopted a severance pay plan effective August 1, 1994, as amended July 29, 1997, July 28, 1998, October 27, 1998, July 28, 1999, and as further amended October 31, 2000, the purpose of which is to provide financial benefits to officers of Life, Casualty or Holdings who lose their positions under Severance Qualifying Conditions.

Eligible Officers

All officers of Life, Casualty and Holdings (each of such companies a "Company" and collectively, the "Companies"), who are employed and an officer on October 31, 2000 are eligible for severance benefits under this plan. As of the Merger Closing Date, Designated Officers shall not be eligible to participate in this plan.

Definitions

  1.  Cause: An officer's:
      -----

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

3. Designated Officers: The term "Designated Officers" shall mean Philip P. Weber, Timothy A. Walsh, Victoria M. Stanton, and
      James J. Bettini.

4. Good Reason: "Good Reason" for termination of employment by the Eligible Officer shall mean the occurrence (without the Eligible Officer's express written consent) after a Change in Control of any one or more of the following unless such act is remedied by the Companies within ten (10) business days after receipt of written notice thereof given by the Eligible Officer:

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

5. Merger Agreement: The "Merger Agreement" shall mean the Agreement and Plan of Merger dated as of October 31, 2000 among American National Insurance Company, American National Acquisition Company, and Farm Family Holdings, Inc.

6. Merger Closing Date: The "Merger Closing Date" means the date of the closing of the merger contemplated by the Merger Agreement.

7. Salary: The sum of (i) the highest rate of wages, salaries and fees for professional services, and other amounts received by the officer for personal services actually rendered in the course of employment with the Companies within the last two years, on an annualized basis and (ii) the highest Target Award Opportunity established for the officer under each of the Company's Annual Incentive Plan within the last two years. Salary does include taxable reimbursements or other expense allowances, fringe benefits (cash and non cash), and moving expenses. Salary does not include:

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

8. Year of Service: A period of 12 months during which the individual is an officer and/or employee of Life, Casualty or Holdings, excluding any service as:

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

      (b) terminated (i) due to the elimination of the officer's position or the replacement of the officer with another individual or individuals and
          (ii) the officer is not offered another position of comparable responsibility and compensation with Life, Casualty or Holdings ("Elimination of Position Termination");

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

      If an officer is terminated for Cause.

      An Eligible Officer wishing to terminate employment with the Companies pursuant to Subsection 1(c), 1(d) or 1(e) of the Severance Qualifying Conditions set forth above shall provide written notice thereof to the Director of Human Resources or, in the case of such notice given by the Director of Human Resources, to the Chief Executive Officer of the Companies. Such written notice shall set forth (i) the specific Severance Qualifying Event relied upon, (ii) the facts and circumstances claimed to provide a basis for termination pursuant to such Severance Qualifying Event; and (iii) the date of termination (which date shall not be less than fifteen (15) nor more than sixty (60) days after the giving of such notice).

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

  2.  The greater of:

      (a) one week's Salary for each Year of Service;

      (b) in the case of an Elimination of Position Termination which occurs during the period which begins on October 31, 2000, and ends three years after the Merger Closing Date, the greater of: (i) two weeks' base salary for each Year of Service, up to a maximum of 12 months' base salary, or (ii) four weeks' base salary; or

      (c) (i) 36 months Salary in the case of the Chief Executive Officer; (ii) 24 months Salary in the case of an Executive Vice President; (iii) 12 months Salary in the case of a Senior Vice President; and
          (iv) 6 months Salary in the case of any officer other than the Chief Executive Officer, Executive Vice Presidents, and Senior Vice Presidents

  3. A lump sum amount equal to the amount, if any, to which the Eligible Officer is entitled to receive under each of the Companies Annual Incentive Plans. This amount, if any, shall be paid to the Eligible Officer pursuant to the applicable Annual Incentive Plan(s).

  4. A continuation for the period set forth in the applicable subsection of paragraph 2(c) of this Section of the Eligible Officer's medical, dental, group term life and disability insurance coverages. These benefits shall be provided by the Companies, to the extent permitted under the terms of such plans and applicable law, to the Eligible Officer beginning immediately upon the effective date of termination. Such benefits shall be provided at the same premium cost to the Eligible Officer, if any, and at the same coverage level, as in effect as of the Eligible Officer's effective date of termination. To the extent that the Companies are unable to provide for continuation of such benefits pursuant to the terms of such plans and applicable law, the Companies shall provide an equivalent benefit to the Eligible Officer.

      Notwithstanding the above, these insurance benefits shall be discontinued prior to the end of the stated continuation period in the event the Eligible Officer receives substantially similar benefits from a subsequent employer, as determined solely by the Plan Administrator in good faith. For purposes of enforcing this offset provision, the Eligible Officer shall be deemed to have a duty to keep the Director of Human Resources informed as to the terms and conditions of any subsequent employment and the corresponding benefits earned from such employment and shall provide, or cause to provide, to the Director of Human Resources in writing correct, complete and timely information concerning the same.

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

Review of Denial of Benefits/Appeal Process

If an officer does not receive benefits to which the officer thinks he or she is entitled, the officer may file a claim for those benefits. The Director of Human Resources will rule on the claims within 60 days of receipt of the claim. In the case of claims made by the Director of Human Resources, the Chief Executive Officer of the Companies shall make such review and determination. If claims are denied, in whole or in part, the officer will be notified in writing. A copy of the ruling and a statement supporting the decision will be given to the officer. The notice will indicate why the claims were denied, and either describe any additional information necessary to grant a claim or instruct the officer on how to appeal the denial.

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

Further, it is provided, that no amendment or termination of the plan adversely affecting the right of any officer employed by the Company on October 31, 2000 to severance pay hereunder due to a Change in Control of Life, Casualty or Holdings, shall be effective if made after the Board of Directors has approved such Change in Control.

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

Agent for legal process: The Director of Human Resources of Life and Casualty shall be the agent for service of legal process for all of the Companies. Any communications should be sent to the following address:

      Director of Human Resources
      Farm Family Life Insurance Company
      Farm Family Casualty Insurance Company
      344 Route 9W
      Glenmont, NY 12077

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

If to an Eligible Officer:

      To such officer's last known address as shown on the records of the Company

If to the Director of Human Resources:

      Director of Human Resources
      Farm Family Life Insurance Company
      Farm Family  Casualty Insurance Company
      344 Route 9W
      Glenmont, NY 12077

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


IN WITNESS WHEREOF, Farm Family Life Insurance Company, Farm Family Casualty Insurance Company, and Farm Family Holdings, Inc., each by authority of its Board of Directors, have caused this Officer Severance Pay Plan to be duly executed as of the date and year first above written.


                                    FARM FAMILY LIFE INSURANCE COMPANY



                                    By: /s/ Philip P. Weber
                                        ----------------------------------------
                                        Philip P. Weber
                                        President & Chief Executive Officer


                                    FARM FAMILY CASUALTY INSURANCE COMPANY



                                    By: /s/ Philip P. Weber
                                        ----------------------------------------
                                        Philip P. Weber
                                        President & Chief Executive Officer

 .
                                    FARM FAMILY HOLDINGS, INC.



                                    By: /s/ Philip P. Weber
                                        ----------------------------------------
                                        Philip P. Weber
                                        President & Chief Executive Officer

                                                                   Exhibit 10.13
                             AMENDMENT NO. 2 TO THE
                           FARM FAMILY HOLDINGS, INC.
                              ANNUAL INCENTIVE PLAN


This AMENDMENT NO. 2 TO THE Farm Family HOLDINGS, INC. ANNUAL INCENTIVE PLAN, dated as of October 31, 2000 (this "Amendment No. 2"), was adopted by the Board of Directors of Farm Family HOLDINGS, INC. (the "Company"), at a meeting duly called and held on October 31, 2000.

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

NOW, THEREFORE, the Plan shall be, and hereby is, amended and modified, effective October 31, 2000, as follows:

  1.  Article 1 is hereby amended by redesignating former Sections 1.06 through
      1.10 to new Sections 1.07 through 1.11 and adding new Section 1.06, which shall read as follows:

       "1.06  Designated Officers:  The term "Designated Officers" shall mean
              Philip P. Weber,   Timothy A. Walsh, Victoria M. Stanton, and
              James J. Bettini."

  2.  Article 1 is further amended by redesignating former Sections 1.11 through
      1.17 to new Sections 1.14 through 1.20 and adding new Sections 1.12 and 1.13, which shall read as follows:

      "1.12 Merger Agreement: The term "Merger Agreement" shall mean the Agreement and Plan of Merger dated October 31, 2000 among American National Insurance Company, American National Acquisition Company, and Farm Family Holdings, Inc."

      "1.13 Merger Closing Date: The "Merger Closing Date" means the effective time of the Merger contemplated by the Merger Agreement."

  3. Article 3, Section 3.03 is amended by the addition of the following sentence at the end of such Section:

       "Provided further that on the Merger Closing Date, each Designated Officer shall cease to participate in the Plan as of the Merger Closing Date except for a Designated Officer who has terminated employment prior to the Merger Closing Date with the result that the Employment Agreement referred to in Section 5.12 of the Merger Agreement with the Designated Officer does not become effective."

  4. Article 6, Section 6.06 is amended by the addition of the following sentence at the end of such Section:

              "In no event shall the Company be permitted to amend the Plan to reduce any benefits provided pursuant to Sections 6.07 or 6.08 herein."

5. Article 6 is hereby amended by adding new Sections 6.07 and 6.08, which shall read as follows:

      "6.07 2000 Bonus: Notwithstanding any language in the Plan to the contrary, for the 2000 Plan Year Participants shall be paid a bonus in an amount equal to the greater of: (a) the Participant's Earned Award, as determined pursuant to Article 6 of the Plan, or
              (b) the Participant's Target Award Opportunity, as determined pursuant to Article 4 of the Plan. The 2000 Bonus described herein shall be paid to each Participant on the earlier of: (i) the date the 2000 Bonus would otherwise be paid in the ordinary course of business consistent with past practices, or (ii) the Merger Closing Date."

      "6.08 Stub Period Bonus: Notwithstanding any language in the Plan to the contrary, for the 2001 Plan Year Participants shall be paid a bonus in an amount equal to: (a) the greater of the Participant's Earned Award, as determined pursuant to Article 6 of the Plan or the Participant's Target Award Opportunity, as determined pursuant to Article 4 of the Plan, multiplied by (b) a fraction, (i) the numerator of which is the number of days in the 2001 Plan Year up to and through the Merger Closing Date, and (ii) the denominator of which is 365. The Stub Period Bonus shall be paid to each Participant on the Merger Closing Date."

6. Except as amended and modified by this Amendment No. 2, all other terms of the Plan shall remain unchanged.

IN WITNESS WHEREOF, Farm Family Holdings, Inc., by authority of its Board of Directors, has caused this Amendment No. 2 to be duly executed as of the date and year first above written.

                            FARM FAMILY HOLDINGS, INC.

                            By:  /s/ Philip P. Weber
                                 -----------------------------------------------
                                 Philip P. Weber
                                 Title:  President & Chief Executive Officer