Form 10-K
period 2000-12-31
FARM FAMILY HOLDINGS INC
filed 2001-04-02
CIK 1013564

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                           Commission File No. 1-11941

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 12, 2001, Registrant had 6,008,983 shares of Common Stock outstanding. Of these, 5,996,823 shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in the Wall Street Journal for stocks listed on the New York Stock Exchange March 12, 2001) of approximately $262,421,500 were owned by stockholders other than directors and executive officers of the Registrant.

Documents Incorporated By Reference: None




                           FARM FAMILY HOLDINGS, INC.

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I                                                                                                          Page

Item 1.    Business                                                                                               1
Item 2.    Properties                                                                                            17
Item 3.    Legal Proceedings                                                                                     17
Item 4.    Submission of Matters to a Vote of Security Holders                                                   17

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                 17
Item 6.    Selected Financial Data                                                                               18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                 19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                            28
Item 8.    Financial Statements and Supplementary Data                                                           29
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                  56

Part III

Item 10.   Directors and Executive Officers of the Registrant                                                    56
Item 11.   Executive Compensation                                                                                59
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                        67
Item 13.   Certain Relationships and Related Transactions                                                        71

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                      72
           Signatures                                                                                            73
           Index to Financial Statements and Financial Statement Schedules                                      S-1
           Exhibit Index                                                                                        E-1




                                     PART I

ITEM 1.  BUSINESS

Overview of Operations and Marketing Strategy

     The following discussion includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiaries (collectively referred to as the "Company" or "we"). The primary subsidiaries of Farm Family Holdings are Farm Family Casualty Insurance Company ("Farm Family Casualty") and Farm Family Life Insurance Company ("Farm Family Life"). United Farm Family Insurance Company ("United Farm Family") is a wholly owned subsidiary of Farm Family Life.

     On October 31, 2000, Farm Family Holdings announced that it entered into an Agreement and Plan of Merger, dated as of October 31, 2000, among Farm Family Holdings, American National Insurance Company ("American National"), a Texas insurance company, and American National Acquisition Company, a newly formed Delaware corporation and subsidiary of American National. Under the terms of the merger agreement, American National will acquire Farm Family Holdings at a price of $44 per share for Farm Family Holdings' common stock and $35.72 per share for Farm Family Holdings' Series A Preferred Stock in cash. The consideration to be paid to the holders of the Series A Preferred Stock will also include any accrued and unpaid dividends thereon to the closing date. As a result of the merger, Farm Family Holdings will become a wholly owned subsidiary of American National.

     At a special meeting of its stockholders held on February 27, 2001, Farm Family Holdings' stockholders voted to adopt the merger agreement with American National. The proposal to adopt the merger agreement was approved by the holders of a majority of Farm Family's outstanding voting stock. The merger, valued at approximately $280 million, is subject to certain other closing conditions, including the approval of the New York State Insurance Department.

     On March 28, 2001, American National and Farm Family Holdings announced that the termination date of their merger agreement was automatically extended for up to an additional 90 days from March 31, 2001 in order to allow American National further time to obtain the approval of the New York State Insurance Department for the merger. The automatic extension was in accordance with the terms of the merger agreement. American National expects to receive the New York State Insurance Department's approval by the end of the first week of April.
The companies expect to close the merger promptly after the receipt of the New York State Insurance Department's approval.

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

     We market our insurance products through 327 agents who are primarily located in the rural and suburban communities we serve. We believe that our distinctive focus on meeting the specialized insurance needs of rural and suburban communities has provided us with the knowledge and experience to adapt to changes in the demographics of our markets and in the nature of agricultural related businesses.

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

Relationship with Farm Bureaus

      Farm Family Casualty and Farm Family Life were established through the efforts of certain Farm Bureaus to provide property and casualty and life insurance for Farm Bureau members in the Northeast. These Farm Bureaus are affiliated with the American Farm Bureau Federation, the nation's largest general farm organization with over 5 million families, which has traditionally sought to advance the interests of the agricultural community. The majority of our directors are directors or executive officers of Farm Bureau organizations in the Northeast.

      Farm Family Casualty and Farm Family Life are parties to Membership
List Purchase Agreements with each of the state Farm Bureaus in ten of the twelve states in which we operate. Pursuant to the Membership List Purchase Agreements, the Farm Bureaus provide us with the right to utilize their membership lists in connection with the marketing of our insurance products and the financial services and products of financial institutions and authorize us to use the Farm Bureau names and service marks in connection with the marketing of our insurance products. In exchange for these rights, we pay to each of the Farm Bureaus an annual fee of $15.00 per Farm Bureau member. The Membership List Purchase Agreements are for six years and expire on December 31, 2001. For the years ended December 31, 2000, 1999 and 1998, we incurred expense of $1.4 million, $1.2 million and $0.7 million, respectively, pursuant to the Membership List Purchase Agreements.

Industry Segments

      Our operations consist of two operating segments: property and casualty insurance, which is sold through Farm Family Casualty and United Farm Family, and life insurance which is sold through Farm Family Life. The property and casualty segment accounted for 84% of the 2000 consolidated premium revenue and 81% of the 2000 consolidated operating income. Prior to the acquisition of Farm Family Life on April 6, 1999, we did not market life insurance products. Information regarding the last three years' revenues, operating profits, and identifiable assets for each of the operating segments is contained in Note 18 of the accompanying Notes to Consolidated Financial Statements.

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

     The following table sets forth, by product, the direct written premiums for property and casualty insurance business, including assigned risk business, for the following years:

                                                                  Year Ended December 31,
                                           ----------------------------------------------------------------------
                                                             % of                   % of                    % of
($ in millions)                                  2000       Total        1999      Total         1998      Total
-----------------------------------------------------------------------------------------------------------------
Personal Automobile*                            $83.9       36.9%       $68.0      35.2%        $68.3      36.9%
Special Farm Package                             42.8       18.8%        41.5      21.5%         40.6      21.9%
Commercial Automobile*                           40.9       18.0%        31.0      16.1%         28.9      15.6%
Workers' Compensation                            14.5        6.4%        13.1       6.8%         12.6       6.8%
Businessowners                                   13.9        6.1%        11.5       6.0%         10.1       5.5%
Homeowners                                       11.4        5.0%        10.3       5.3%          9.2       5.0%
Umbrella                                          6.1        2.7%         5.9       3.0%          5.0       2.7%
Commercial General Liability                      5.5        2.4%         5.1       2.6%          4.5       2.4%
Special Home Package                              3.6        1.6%         3.4       1.8%          3.3       1.8%
Fire, Allied, Inland Marine                       2.5        1.1%         1.9       1.0%          1.8       1.0%
Country Estate                                    1.5        0.7%         0.7       0.4%          0.2       0.1%
Products Liability                                0.5        0.2%         0.4       0.2%          0.4       0.2%
Pollution                                         0.2        0.1%         0.2       0.1%          0.2       0.1%
-----------------------------------------------------------------------------------------------------------------
         Total                                 $227.3      100.0%      $193.0     100.0%       $185.1     100.0%
=================================================================================================================

     *Includes $3.8, $4.8, and $3.9 million of assigned risk automobile premiums for personal automobile business and $0.2, $0.3, and $0.3 million of premiums for assigned risk commercial automobile business for each of the years ended December 31, 2000, 1999, and 1998, respectively. In addition, 2000 amounts include the conversion of our personal and commercial automobile policies in certain states from six-month to twelve-month policies. Excluding the impact of converting personal and commercial automobile policies from six-month to twelve-month policies in certain states, we estimate that direct written premiums would have been $73.2 million for personal automobile, $32.4 million for commercial automobile, and approximately $208.1 million for total direct written premiums.

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

     Commercial General Liability - We write a standard commercial general liability policy that is generally marketed in connection with the Special Farm Package, or other property insurance coverage. The commercial general liability policy is generally not written apart from these other policies. We typically write the policy for unique business situations, such as horse breeding and training facilities and certain landscaper risks, which do not meet the criteria for liability coverage under a businessowners or Special Farm Package policy. The policy insures businesses against third party liability from accidents occurring on their premises or arising out of their operations or products. Most of our products liability line is written as part of the commercial general liability product.

     Country Estate - The Country Estate program is a specialized version of the Special Farm Package. The program covers rural residents where agricultural exposures are present, but agribusiness is not the main source of income for the household.

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

The following table sets forth our direct written premiums by state for property and casualty insurance:

                                                                     Year Ended December 31,
                                            --------------------------------------------------------------------------
                                                                 % of                       % of                 % of
($ in millions)                                     2000        Total         1999         Total       1998     Total
----------------------------------------------------------------------------------------------------------------------
New York                                           $81.1        35.7%        $67.9         35.2%      $64.3     34.8%
New Jersey                                          53.7        23.6%         51.2         26.6%       52.4     28.3%
Massachusetts                                       17.5         7.7%         16.0          8.3%       14.6      7.9%
Connecticut                                         14.5         6.4%         12.4          6.4%       12.1      6.5%
West Virginia                                       13.5         5.9%         10.8          5.6%       10.1      5.4%
New Hampshire                                        9.0         3.9%          7.4          3.8%        6.9      3.8%
Vermont                                              8.2         3.6%          6.9          3.6%        6.3      3.4%
Delaware                                             7.4         3.3%          6.6          3.4%        6.5      3.5%
Maine                                                7.2         3.2%          6.5          3.4%        6.5      3.5%
Rhode Island                                         6.5         2.9%          5.5          2.8%        5.4      2.9%
Pennsylvania                                         7.0         3.1%          1.4          0.7%       ----      ----
Maryland                                             1.7         0.7%          0.4          0.2%       ----      ----
----------------------------------------------------------------------------------------------------------------------
        Total                                     $227.3       100.0%       $193.0        100.0%     $185.1    100.0%
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

     Claims for New York private passenger assigned risk business were handled internally in 2000. In 1999, these claims were handled by an outside claim adjusting firm. An outside adjusting firm that specializes in workers compensation claims handles claims on our workers compensation policies issued on or after January 1, 1999.

Reinsurance

Reinsurance Ceded:

     Effective January 1, 1998, the largest net per risk exposure retained by us on any one individual property or casualty risk is $300,000. Per risk property losses in excess of $300,000 up to $4 million are reinsured on an excess of loss basis. Casualty losses, including losses under umbrella policies, in excess of $300,000 up to $1 million (which is generally the maximum limit of liability written on our casualty insurance policies, other than workers' compensation and umbrella liability policies) are covered on an excess of loss basis up to $15 million. In addition, workers' compensation claims, on a per occurrence basis with a $600,000 per person limit, in excess of $3 million up to $20 million are separately reinsured on an excess of loss basis by unaffiliated reinsurers. In addition, we reinsure 100% of our umbrella liability losses in excess of $2 million up to $5 million per loss. Facultative reinsurance coverage is obtained for property policies written for limits in excess of $4 million per risk, casualty policies written for limits in excess of $1 million, and umbrella policies written for limits in excess of $5 million.

     Our property catastrophe reinsurance provides for recovery of 95% of the losses over $3 million up to a maximum of $51 million per occurrence. We retain the first $3 million of losses per occurrence under our property catastrophe reinsurance program.

     We also have aggregate stop loss reinsurance covering: net property losses incurred in excess of 65% of our net earned property premiums, up to a maximum of $5.0 million per accident year, for accident year 2000; and net losses incurred in excess of 66% of our net earned premiums, up to a maximum of $12.5 million per accident year, for accident years 1998 and 1999. Aggregate stop loss reinsurance covers our direct written and assumed reinsurance business, net of inuring reinsurance ceded. This coverage covers each accident year separately.

     The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2000, more than 95% of our reinsurance program was provided by reinsurers which were rated "A-" (Excellent) or above by A.M. Best Company, Inc. ("A.M. Best").

Reinsurance Assumed:

     We assume voluntary reinsurance primarily covering property, property catastrophe and casualty risks generally located outside of the Northeast. We believe that, among other benefits, our assumed reinsurance arrangements enhance our geographic spread of risk. For the years ended December 31, 2000 and 1999, we earned premiums of $11.1 million and $10.6 million, respectively, under various voluntary proportional and non-proportional reinsurance agreements. In addition, we have a retrocessional reinsurance program covering our assumed business, which is placed with unaffiliated reinsurers and provides for recovery of 90% of losses over $1 million up to a maximum of $6 million per occurrence.

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

     Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. Although reserves for losses and loss adjustment expenses may not be paid for many years, such reserves are not discounted except for certain lifetime workers' compensation indemnity reserves, assumed from mandatory pools, where the reserves are discounted at 3.5%.

The following table provides a reconciliation of beginning and ending loss and LAE reserve balances for each of the years in the three-year period ended December 31, 2000.

                             Reconciliation of Liability for Losses and Loss Adjustment Expenses


                                                                                               Year ended December 31,
                                                                                         -------------------------------------
($ in thousands)                                                                            2000        1999         1998
------------------------------------------------------------------------------------------------------------------------------
Reserves for losses and loss adjustment expenses at beginning of year                      $186,130    $174,435     $156,622
Less reinsurance recoverables and receivables                                               (20,852)    (30,908)     (29,054)
------------------------------------------------------------------------------------------------------------------------------
Net reserves for losses and loss adjustment expenses at beginning of year                   165,278     143,527      127,568
Net reserves for losses and loss adjustment expenses from the acquisition of
    United Farm Family                                                                         ----      12,335         ----
------------------------------------------------------------------------------------------------------------------------------
                                                                                            165,278     155,862      127,568
------------------------------------------------------------------------------------------------------------------------------
Incurred losses and loss adjustment expenses:
       Provision for insured events of current year                                         159,908     146,829      138,201
       Decrease in provision for insured events of prior years                               (2,070)     (5,320)      (3,899)
------------------------------------------------------------------------------------------------------------------------------
         Total incurred losses and loss adjustment expenses                                 157,838     141,509      134,302
------------------------------------------------------------------------------------------------------------------------------
Loss and loss adjustment expenses payments for claims occurring in:
      Current year                                                                           74,260      70,463       70,098
      Prior years                                                                            68,203      61,630       48,245
------------------------------------------------------------------------------------------------------------------------------
     Total payments                                                                         142,463     132,093      118,343
------------------------------------------------------------------------------------------------------------------------------
Net reserves for losses and loss adjustment expenses at end of year                         180,653     165,278      143,527
Plus reinsurance recoverables and receivables                                                33,022      20,852       30,908
------------------------------------------------------------------------------------------------------------------------------
     Reserves for losses and loss adjustment expenses at end of year                       $213,675    $186,130     $174,435
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

     The following table sets forth the development of loss and loss adjustment expenses reserves for the ten-year period ended December 31, 2000:

                           Analysis of Losses and Loss Adjustment Expense Development
---------------------------------------------------------------------------------------------------------------------------
($ in thousands)
Year Ended December 31   1990    1991     1992    1993     1994     1995      1996     1997     1998      1999     2000
---------------------------------------------------------------------------------------------------------------------------
Reserves for Losses
  and Loss Adjustment
  Expenses            $94,135 $110,135 $117,497 $123,477 $127,954 $137,978  $141,220 $156,622  $174,435 $186,130 $213,675

Reinsurance Recoverable
  on Unpaid Losses    (22,123) (25,048) (24,463) (28,761) (28,230) (28,655)  (26,837) (29,054)  (30,908) (20,852) (33,022)
---------------------------------------------------------------------------------------------------------------------------
Reserves for Losses and
  Loss Adjustment
  Expenses, Net       $72,012  $85,087  $93,034  $94,716  $99,724 $109,323  $114,383 $127,568  $143,527 $165,278 $180,653
===========================================================================================================================

Reserves, Net,
  Reestimated as of:

        One year later 76,786   84,514   91,561   88,296   94,542  104,649   110,411  123,654   136,305  163,208
       Two years later 76,442   84,305   89,666   82,876   87,592  101,561   107,610  117,283   134,949
     Three years later 76,832   83,960   86,876   81,556   84,840  100,295   103,055  116,462
      Four years later 77,879   82,750   85,204   79,139   84,167   96,798   101,905
      Five years later 77,375   81,690   83,875   78,948   81,565   95,702
       Six years later 76,811   80,487   83,964   77,110   80,816
     Seven years later 76,080   80,385   82,776   76,789
     Eight years later 76,179   79,575   82,764
      Nine years later 75,556   79,953
       Ten years later 76,007

Cumulative Redundancy
          (Deficiency) (3,995)   5,134   10,270   17,927   18,908   13,621    12,478   11,106     8,578    2,070
---------------------------------------------------------------------------------------------------------------------------

Cumulative Amount of
   Reserves Paid
   Through:
        One year later 29,446   32,708   36,692   34,439   33,069   39,796    40,258   48,232    57,931   68,203
       Two years later 47,392   53,455   57,236   49,867   53,121   59,671    62,486   72,748    87,806
     Three years later 60,737   65,951   66,127   62,138   64,023   72,234    75,631   86,061
      Four years later 67,401   70,176   73,409   67,865   70,114   78,999    82,964
      Five years later 68,634   74,752   76,434   71,160   73,918   83,190
       Six years later 71,697   76,266   78,502   73,252   76,814
     Seven years later 72,820   77,550   79,842   75,142
     Eight years later 73,790   78,387   81,480
      Nine years later 74,417   79,557
       Ten years later 75,445

     Prior to 1991, we had a history of cumulative deficiencies in reserving for losses and LAE. These deficiencies were primarily caused by the underestimation of reserves for workers' compensation, automobile and other liability claims. In 1991, we reviewed and revised our process for estimating reserves for losses and LAE, and in recent years we have generally experienced overall redundancies. The redundancies at December 31, 2000 of $11.1 million, $8.6 million, and $2.1 million for the December 31, 1997, 1998 and 1999 reserves, respectively, were primarily attributable to favorable development of IBNR and case reserves for commercial multiple peril, commercial automobile, automobile physical damage, and workers' compensation claims.


                                                                               Year Ended December 31,
                                                                   ------------------------------------------------
         ($ in thousands)                                                     2000            1999           1998
-------------------------------------------------------------------------------------------------------------------
         Reserve for unpaid losses and loss adjustment expenses:
         Gross liability                                                 $213,675        $186,130        $174,435
         Reinsurance recoverable                                          (33,022)        (20,852)        (30,908)
                                                                   ------------------------------------------------
         Net liability                                                   $180,653        $165,278        $143,527
                                                                   ================================================
         One year later:
         Gross reestimated liability                                                     $205,458        $159,166
         Reestimated reinsurance recoverable                                              (42,250)        (22,861)
                                                                                   --------------------------------
         Net reestimated liability                                                       $163,208        $136,305
                                                                                   ================================
         Two years later:
         Gross reestimated liability                                                                     $179,900
         Reestimated reinsurance recoverable                                                              (44,951)
                                                                                                   ----------------
         Net reestimated liability                                                                       $134,949
                                                                                                   ================

     Our statutory reserves for unpaid losses and LAE are equal to the liability amounts in the table, net of reinsurance recoverable.

     We believe that our reserves at December 31, 2000 are adequate. Conditions and trends that have historically affected our claims may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on the results set forth above. Future adjustments to loss reserves and LAE that are unanticipated by us could have a material adverse impact on our financial condition and results of operations.

Life Insurance Business

     Our life insurance operations are conducted through Farm Family Life, which was acquired on April 6, 1999. Our results of operations for periods prior to April 6, 1999 do not include the results of Farm Family Life. However, comparative information for 2000, 1999 and 1998 for premium and other operational information have been provided for Farm Family Life for informational purposes only.

Products

     The life insurance segment includes the sale of individual whole life, term and universal life products, single and flexible premium deferred annuity products, single premium immediate annuity products and disability income insurance products through Farm Family Life.

     Individual life insurance, annuities and disability income products accounted for 93% of the life insurance segment's statutory direct collected premiums during 2000. Group sales of life insurance, annuities and accident and health insurance comprise the remaining 7% of statutory direct collected premiums.

 Life Insurance Products:

    The first year statutory direct collected premiums for life insurance products for 2000, 1999 and 1998 are summarized in the following table:

                                                                                    Year Ended December 31,
                                                                 ---------------------------------------------------------------
        ($ in thousands)                                                 2000                 1999                 1998
        ------------------------------------------------------------------------------------------------------------------------
        Universal                                                   $2,567      48.2%    $2,037      45.1%    $4,741      67.7%
        Term                                                           832      15.6%       719      15.9%       583       8.3%
        Whole life                                                   1,930      36.2%     1,765      39.0%     1,677      24.0%
        ------------------------------------------------------------------------------------------------------------------------
          Total first year statutory direct collected premiums      $5,329     100.0%    $4,521     100.0%    $7,001     100.0%
        ========================================================================================================================


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

     Term Life Products - Our term insurance provides life insurance protection for a specified time period. Term insurance is mortality-based and generally has no accumulation values. We can change the premium scales at certain times, however, the scales cannot exceed the guaranteed rates.

     Universal Life Products - Universal life provides benefits for the life of the insured. Interest is credited to the cash value of the policy at rates set by us periodically. We also market a last survivor universal life product designed especially for the estate planning market. There is no set premium scale for our flexible universal life policies except premium contributions cannot exceed Internal Revenue Code limitations. Our Single Premium Life policy requires a one-time premium payable at issue.

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

     The following table sets forth information regarding life insurance and annuities for each of the periods presented. Statutory-basis premiums are used in lieu of GAAP-basis premiums because they provide a consistent measure across varying product types, in contrast to GAAP which provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of FASB No. 60, "Accounting and Reporting by Insurance Enterprises", FASB No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and SOP 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises".

                                                                             As of and for the Year Ended
                                                                                     December 31,
                                                             -------------------------------------------------------------
($ in thousands, except face amounts in millions)                           2000                 1999                1998
--------------------------------------------------------------------------------------------------------------------------
Life insurance:
   Universal
     Number of policies                                                    8,535                8,652               8,895
     Statutory direct premiums                                            $8,888               $8,571             $11,627
     GAAP policyholder account balances                                 $125,406             $118,673            $112,864
     Direct face amounts                                                  $1,035               $1,041              $1,060
   Whole life and term
     Number of policies                                                   64,494               66,777              66,999
     Statutory direct premiums                                           $31,803              $30,939             $30,301
     GAAP policyholder account balances                                 $238,741             $226,704            $212,618
     Direct face amounts                                                  $3,069               $2,892              $2,740

                                       9

                                                                             As of and for the Year Ended
                                                                                     December 31,
                                                             -------------------------------------------------------------
                                                                            2000                 1999                1998
--------------------------------------------------------------------------------------------------------------------------
   Total life
     Number of policies                                                   75,029               75,429              75,894
     Statutory direct premiums                                           $40,691              $39,510             $41,928
     Direct face amounts                                                  $4,104               $3,933              $3,800
Annuities:
   Number of policies                                                      9,519               10,377              11,141
   Statutory direct premiums(1)                                          $12,044              $68,065             $13,797
   GAAP policyholder account balances                                   $216,019             $226,746            $238,395

(1) The 1999 amount includes $55.1 million from the special annuity program during June, as previously discussed.

     For 2000 and 1999, approximately 44.8% and 45.8%, respectively, of the life insurance segment's statutory direct life insurance premiums were in New York and 13.0% and 13.3%, respectively, were written in New Jersey.

Interest Crediting

     Interest crediting rates for universal life type contracts and investment contracts are determined by the Board of Directors and are based on each product's target interest rate spread and competitive market conditions. For annuity products, the interest crediting rate is determined by the Board of Directors and generally varies monthly based on an established market rate or our investment portfolio rate, subject to a contractual minimum rate. Interest rates credited on universal life contracts for 2000, 1999 and 1998 range from 5.8% to 7.0%. Interest rates credited on annuity contracts range from 4.0% to 8.3% for the same period.

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

Reinsurance

     We purchase reinsurance for our life insurance and accident and health lines of business to mitigate the impact of potential large or unusual risks on our liquidity and operating results. Our life insurance reinsurance program provides for coverage for individual life insurance risks greater than $400,000 and risks over $250,000 on our last survivor universal life product. Coverage currently written for disability income payments in excess of $1,500 per month is also reinsured. In addition, 50% of our term life insurance business currently written is ceded to an unaffiliated reinsurer.

Participating Business

     A significant portion of our life insurance policies are written on a "participating" basis, as defined in the New York State Insurance Law. A participating policy is a policy under which there is a right to participate in the divisible surplus of an insurance company. Typically, there is an expectation that a participating policy will pay a dividend to the policyholder based on the actual experience of the insurer. Favorable operating results are more likely to result in the payment of such dividends. Annual policyholder dividends are often paid in a manner that identifies divisible surplus and distributes that surplus in approximately the same proportion as the contracts are considered to have contributed to divisible surplus. Participating insurance represented 83% of the total life insurance in force at December 31, 2000 and 78% of the total statutory premiums collected for the year ended December 31, 2000. Profits earned on participating business are reserved for the payment of dividends to policyholders except for the stockholders' share of profits on participating policies, which is limited each year to the greater of 10% of the statutory profits on participating business, or fifty cents per year per thousand dollars of the face amount of participating life insurance in force other than group term insurance. In addition to the greater of 10% of the statutory profit on participating business or fifty cents per year per thousand dollars of the face amount of participating life insurance in force, earnings available to stockholders consist of earnings on non-participating business and a pro rata share of net investment income and realized investment gains (losses). The accumulated profit held by us for the benefit of participating policyholders is shown as a liability on the Consolidated Balance Sheets, under the caption, "Participating Policyholders' Interest". Policyholder dividends are paid to participating policyholders, principally holders of whole life products, based on the profitability of the products. Policyholder dividends are declared annually by the Board of Directors, and are effective on the anniversary date of the policy. At the option of the policyholder, policyholder dividends can be paid in cash, credited to renewal premiums due, left to accumulate at interest with Farm Family Life, or used to purchase additional life insurance. Policyholder dividend expense is charged against Participating Policyholders' Interest. Policyholder dividends incurred for the year ended December 31, 2000 were $10.5 million and for the period April 6, 1999 through December 31, 1999 were $7.2 million.

Marketing

     As of December 31, 2000, we marketed our products in twelve states through approximately 200 primarily career agents, 111 independent agents and 16 general agents. Many of our agents are established residents of the rural and suburban communities in which they operate and often have specific prior experience in agricultural related businesses. The majority of our agency force markets property and casualty and life insurance products. We have designed our commission program in a manner to encourage agents to produce profitable business for us.

     In 2000, agent compensation for the property and casualty insurance segment was comprised entirely of commissions earned by our agents for premiums written by the agents during 2000. The commissions earned by our agents on property and casualty business are determined by applying a commission rate to the amount of the premiums written by the agent. We apply a fixed commission rate to determine commissions earned on workers' compensation and umbrella business produced by our agents. For automobile business and property liability business, the commission rate varies monthly based upon the loss ratio of such business written by the agent during the previous twelve-month period.

     In 2000, agent compensation for the life insurance segment was comprised entirely of commissions, office expense allowance and an annual persistency bonus. In addition, in order to assist in the development of a book of business, most new agents receive a salary during their first two years of licensing provided they meet certain minimum production requirements.

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

     At December 31, 2000, we had cash and invested assets with an aggregate carrying value of $1.2 billion. We primarily invest in high quality fixed maturity securities and to a lesser extent, equity securities. At December 31, 2000, 88.0% of our total cash and invested assets consisted of fixed maturities, 3.5% consisted of equity securities, 2.8% consisted of policy loans, 2.7% consisted of mortgage loans, and 3.0% consisted of cash and short-term investments.

     Since September 1, 1997, we have retained the services of a professional asset management firm, specializing in the management of investments for insurance companies, to supplement our internal capabilities and improve upon the management of our investments in fixed maturities. We manage our equity securities, cash and short-term investments, and mortgage loans internally. Our investment activities are subject to oversight by management as well as the Investment Committee of the Board of Directors.

     We actively manage and monitor our exposure to credit risk. Invested assets are reviewed regularly for credit quality. Investments which have experienced payment delinquencies, adverse changes in credit ratings or deterioration in the financial condition of the borrower, or which have otherwise been identified as having potential adverse credit implications are placed on a credit watch report. On a regular basis, management and the Investment Committee of our Board of Directors review securities placed on the credit watch list. At December 31, 2000, we had identified 18 securities, with an aggregate carrying value of $17.1 million on the credit watch report. Only three of these securities were considered non-performing or in default. During 2000, these three securities were in default of $0.5 million in interest. In addition, our holdings of NAIC Class 3 through 6 bonds, generally considered non-investment grade, were $15.5 million or 1.5% of our fixed maturity portfolio at carrying value, at December 31, 2000. Due to uncertainties in the economic environment, it is possible that the quality of investments currently held in our investment portfolio may change.

         The following table sets forth the carrying and market values of our investments as of December 31, 2000:

($ in thousands)                                                                      Carrying Value(1)
                                                                      ---------------------------------------------------
                                                                                                               % of
                                                                         Property                              Total
                                                             Amortized     and                               Carrying
Type of Investment                                             Cost      Casualty      Life       Total       Value
-------------------------------------------------------------------------------------------------------------------------
   Available For Sale Portfolio:
    Fixed Maturities(1)
       United States government and government
        agencies and authorities                             $15,270       $8,062       $7,688      $15,750        1.4%
       States, municipalities and political subdivisions     184,060      111,348       74,310      185,658       16.6%
       Corporate bonds                                       594,382      156,624      420,671      577,295       51.6%
       Mortgage-backed securities                            215,066       66,507      149,693      216,200       19.3%
       Redeemable preferred stock                             14,061        8,296        5,241       13,537        1.2%
-------------------------------------------------------------------------------------------------------------------------
         Total Fixed Maturities                            1,022,839      350,837      657,603    1,008,440       90.1%
    Equity securities                                         37,392        4,297       36,627       40,924        3.7%
-------------------------------------------------------------------------------------------------------------------------
         Total Available for Sale                          1,060,231      355,134      694,230    1,049,364       93.8%
-------------------------------------------------------------------------------------------------------------------------

   Held to Maturity Portfolio:
    Fixed Maturities(2)
       States, municipalities and political subdivisions       2,630        2,630         ----        2,630        0.2%
       All other corporate bonds                               3,799        3,799         ----        3,799        0.4%
-------------------------------------------------------------------------------------------------------------------------
         Total Held to Maturity                                6,429        6,429         ----        6,429        0.6%
-------------------------------------------------------------------------------------------------------------------------

    Mortgage loans(1)                                         30,928          526       30,402       30,928        2.8%
    Policy loans(1)                                           31,816         ----       31,816       31,816        2.8%
    Other invested assets(1)                                     339          169          170          339        ----
-------------------------------------------------------------------------------------------------------------------------
         Total Investments                                $1,129,743     $362,258     $756,618   $1,118,876      100.0%
=========================================================================================================================

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

     Our investments in fixed maturity securities are comprised primarily of intermediate-term, investment grade securities. The following table contains additional information concerning the investment ratings of our fixed maturity investments at December 31, 2000.

  NAIC Rating                                                                            Carrying
               Rating(1)                                                                  Value         Percentage(4)
----------------------------------------------------------------------------------------------------------------------
                                                                                      ($ in thousands)
               Available for Sale Portfolio(2)
      1        AAA, AA, A                                                                    $733,705           72.8%
      2        BBB                                                                            257,716           25.5%
----------------------------------------------------------------------------------------------------------------------
                 Total investment grade                                                       991,421           98.3%
----------------------------------------------------------------------------------------------------------------------
      3        BB                                                                               4,416            0.4%
      4        B                                                                                3,447            0.3%
      5        CCC, CC, C                                                                       5,535            0.6%
      6        In or near default                                                               2,083            0.2%
----------------------------------------------------------------------------------------------------------------------
                 Total below investment grade                                                  15,481            1.5%
----------------------------------------------------------------------------------------------------------------------
      NR       Not Rated                                                                        1,538            0.2%
----------------------------------------------------------------------------------------------------------------------
                   Total Available for Sale                                                $1,008,440          100.0%

 NAIC                                                                                   Carrying
 Rating        Rating(1)                                                                  Value        Percentage(4)
----------------------------------------------------------------------------------------------------------------------
                                                                                     ($ in thousands)
               Held to Maturity Portfolio:(3)
      1        AAA, AA, A                                                                      $5,392           83.9%
      2        BBB                                                                              1,037           16.1%
----------------------------------------------------------------------------------------------------------------------
                 Total investment grade                                                         6,429          100.0%
----------------------------------------------------------------------------------------------------------------------
      3        BB                                                                                ----            ----
      4        B                                                                                 ----            ----
      5        CCC, CC, C                                                                        ----            ----
      6        In or near default                                                                ----            ----
----------------------------------------------------------------------------------------------------------------------
                 Total below investment grade                                                    ----            ----
----------------------------------------------------------------------------------------------------------------------
                   Total Held to Maturity                                                      $6,429          100.0%
======================================================================================================================

(1) The Company's investment advisor obtains ratings from Moody's, Standard & Poor's, Duff & Phelps and Fitch. Investments are assigned the lowest rating from all of the rating agencies that cover the investment security. If the investment security is not covered by one the rating agencies, then the NAIC rating is utilized. Any remaining securities are classified as not rated.
(2) Fixed maturities in the Available for Sale portfolio are carried at market value in our Consolidated Financial Statements.
(3) Fixed maturities in the Held to Maturity portfolio are carried at amortized cost in our Consolidated Financial Statements.
(4) Represents percent of market value for classification as a percent of total for each portfolio.

     The average effective duration of our fixed maturity investments as of December 31, 2000 was approximately 4.8 years and their average life was 7.7 years. As a result, the market value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may also experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

     The maturity profile of our Available for Sale and Held to Maturity investments is included in Note 5 of the accompanying Notes to the Consolidated Financial Statements.

     For a discussion of the yields on our investment portfolios by operating segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     During 2000, we began making certain of our systems web-enabled to improve our service delivery to our agents and customers. This initiative is aimed at increasing the accessibility and usability of our primary product systems for our agents as well as improve the efficiency with which we administer certain of our property and casualty policies. During 2000, we completed the web-enabling process for systems relating to one of our primary products. This process will continue into 2001, making additional systems relating to our primary products web-enabled.

A.M. Best Rating

     A.M. Best Company, which rates insurance companies based on factors of concern to policyholders, currently assigns a Best's Rating of "A" (Excellent), its third highest rating category, to Farm Family Casualty, Farm Family Life and United Farm Family. A.M. Best assigns "A" or "A-" ratings to companies, which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best. Companies rated "A" or "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A.M. Best will not downgrade any of the companies' current ratings in the future.

                                       13
Competition

     We compete in the property and casualty, life insurance and financial services markets that are highly competitive. We compete with stock insurance companies, mutual insurance companies, local cooperatives, other underwriting organizations and other financial services providers. The Gramm-Leach-Bliley Act of 1999 was passed which permits mergers that combine commercial banks, insurers and securities firms under one holding company. Prior to this Act, limitations were imposed on banks to engage in securities-related business and from being affiliated with insurance companies. The passage of the Gramm-Leach-Bliley Act of 1999 may increase competition within the insurance, financial services and banking industries. In addition, we believe advances in technology and the use and acceptance of the internet have also intensified the competition we face in the markets we serve. Certain competitors have substantially greater financial, technical and operating resources than we do. Our ability to compete successfully in our principal markets is dependent upon a number of factors, many of which (including market and competitive conditions) are outside our control. The lines and types of insurance we write are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or through the use of the internet to quote, process or distribute policies. In addition to price, competition in our operating segments are based on the quality of the products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise.

     We also compete with other companies for qualified agents to distribute our products. Strong competition exists among insurance companies for agents with demonstrated ability to sell insurance products. We maintain strong relationships with our agents through a competitive commission structure, support services, a range of competitive products and continuing communication with management.

Seasonality

     Although premiums from insurance business generally are not seasonal, losses and loss adjustment expenses associated with our direct property and casualty insurance tend to be higher for periods of severe or inclement weather, which for us has historically been the first and fourth quarters of the year.

Employees

     As of December 31, 2000, we had 478 employees, of which 310 were employed in the home office. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

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

Risk-Based Capital

     State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of insurance companies. The methodology includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential inadequately capitalized companies. Under the formula, a company determines its "risk-based capital"("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. At December 31, 2000, the RBC for each of our insurance subsidiaries exceeded a level that would trigger regulatory attention.

NAIC-IRIS Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 ratios for property and casualty companies and 12 for life insurance companies and specifies a range of "usual values" for each ratio. A ratio falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. None of our insurance subsidiaries, except United Farm Family, had four or more ratios that varied from the "usual value" range in 2000. United Farm Family had four ratios with unusual values primarily as a result of its growth, underwriting results, and having completed only its second full year as a direct writer in Pennsylvania and Maryland during 2000. Prior to 1998, United Farm Family's business was primarily derived from reinsurance agreements with its affiliate, Farm Family Casualy.

Risk Factors

         In addition to the normal risks of business, we are subject to significant risk factors, including but not limited to:

o the inherent uncertainty in the process of establishing property-casualty loss reserves, including reserves for the cost of pollution claims, and the fact that ultimate losses could materially exceed established loss reserves and have a material adverse effect on our results of operations and financial condition;
o the potential material adverse impact on our financial condition, results of operations and cash flows of losses arising out of catastrophes;
o the inability of any reinsurer to meet its obligations to us which may have a material adverse effect on our financial condition, results of operations and cash flows;
o the need for our insurance company subsidiaries to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength and claims-paying ability ratings;
o changes in interest rates which may cause a reduction of investment income or operating cash flow, an increase in policyholder lapses for our life insurance segment and an adverse impact on the attractiveness of certain life insurance segment products;
o the inherent uncertainty in the economic environment which may cause the quality of the investments currently held in our investment portfolio to change;
o significant variations of actual experience from assumptions regarding future morbidity, persistency, lapse rates, expenses, mortality, and interest rates used in calculating reserve and liability amounts for our life insurance segment and in developing pricing and other terms of life insurance products;
o the ability of our insurance company subsidiaries to maintain their current A.M. Best ratings and the fact that our business and results of operations could be materially adversely affected by a rating downgrade;
o the highly competitive insurance environment including certain competitors that may have substantially greater financial, technical and operating resources than we have;
o the extensive regulation and supervision to which we are subject, various regulatory initiatives that may affect us and regulatory and other legal actions involving us;
o Farm Family Holdings' primary reliance, as a holding company, on dividends and other payments from its subsidiaries for funds to meet its obligations, and regulatory restrictions on its subsidiaries to pay such dividends;
o the impact on our revenues and profitability from prevailing economic, regulatory, demographic and other conditions in New York, New Jersey and the other states in which we operate;
o storm and weather related losses may have a material adverse impact on our results of operations, financial condition and cash flow;
o the need to adjust the duration of assets in order to meet anticipated cash flow requirements of our policyholder obligations;
o satisfaction of the closing conditions set forth in the merger agreement with American National, including the approval of the New York State Insurance Department; and
o the risk of a significant delay in the expected completion of, or failure to close, the merger with American National.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     With exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current knowledge, expectations, estimates, beliefs and assumptions. The forward-looking statements in this Form 10-K include, but are not limited to, statements concerning our exposure to interest rate and market risk, statements regarding the adequacy of the Company's capital resources, liquidity, and other financial items, statements of the plans and objectives of the Company or its management, and statements of future economic performance and assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected or predicted. The forward-looking statements in this Form 10-K are not guarantees of future performance and are subject to a number of important risks and uncertainties, many of which are outside the Company's control, that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, exposure to catastrophic loss, the frequency and severity of weather related losses, geographic concentration of loss exposure in New York, New Jersey and the Northeastern United States generally, the effect of regulatory changes governing personal automobile insurance in New Jersey and the impact thereof on the Company's direct written premium, losses and loss adjustment expenses, the risks associated with the legislative, regulatory and competitive environments in the states in which the Company currently operates, heightened competition, including specifically the intensification of competition, failure to obtain new customers or to retain existing customers, the Company's primary reliance, as a holding company, on dividends from its subsidiaries and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends, and conditions specific to the insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact thereof on the Company's investment portfolio, tax law changes, an increase in policyholder lapses for our life insurance segment and an adverse impact on the attractiveness of certain life insurance segment products, significant variations of actual experience from assumptions regarding future morbidity, persistency, lapse rates, expenses, mortality, and interest rates used in calculating reserve and liability amounts for our life insurance segment and in developing pricing and other terms of life insurance products, satisfaction of the closing conditions set forth in the merger agreement with American National (which conditions include, but are not limited to, the approval of the New York State Insurance Department), the risk of a significant delay in the expected completion of, or failure to close, the merger, the risks and uncertainties with respect to the expectations of the parties to the merger agreement regarding growth opportunities, synergies and integration of their businesses and other benefits of the merger, and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Form 10-K.

ITEM 2.  PROPERTIES

     We own our home office buildings located in Glenmont, New York, consisting of three buildings containing a total of approximately 140,000 square feet of space. We believe our property and facilities are adequate and suitable for our current and anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to litigation as a result of a $2 million investment in notes issued by FoxMeyer Corporation ("FoxMeyer"). We received full payment of these notes in 1996. FoxMeyer subsequently declared bankruptcy and other creditors are seeking recovery of amounts paid to the noteholders. We are unable to estimate the amount of loss, if any, which may arise as a result of these proceedings.

     We are subject to other litigation in the normal course of business.
Based upon information presently available, management believes that resolution of these other legal actions will not have a material adverse effect on our consolidated financial condition and results of operations. However, given the uncertainties attendant to litigation, there can be no assurance that our consolidated results of operations and financial condition will not be materially adversely affected by any threatened or pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange. There were approximately 26,100 registered holders of our common stock on March 12, 2001. We have never paid cash dividends on shares of our common stock. We currently intend to retain any earnings in order to develop our business and support our operations, and, as such, do not anticipate that we will pay any dividends to stockholders in the foreseeable future. The declaration of dividends in the future is at the discretion of our Board of Directors, subject to certain regulatory constraints and will depend upon, among other things, our results of operations, financial condition, cash requirements, dividends from our insurance subsidiaries, future prospects and other factors. The merger agreement with American National prohibits Farm Family Holdings, without the prior consent of American National, from paying any dividends on the common stock. See Note 3 to the accompanying Consolidated Financial Statements.

     Discussion regarding the distribution of dividends from our insurance subsidiaries is included in Note 15 to the accompanying Consolidated Financial Statements.

     The high and low New York Stock Exchange closing market prices for our common stock were as follows:

                                                           2000                              1999
                                             --------------------------------------------------------------------
         For the Quarter Ended                          High             Low              High               Low
         --------------------------------------------------------------------------------------------------------

         First quarter                                $41.00          $29.38            $34.38            $31.75
         Second quarter                                30.94           26.25             36.94             31.56
         Third quarter                                 35.25           29.25             40.00             34.13
         Fourth quarter                               $42.88          $29.75            $43.00            $38.63



ITEM 6.  SELECTED FINANCIAL DATA


 ($ in thousands, except per share amounts)                     2000         1999         1998        1997         1996
------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Income Data:
Premiums from property/casualty insurance                   $201,147     $188,921     $181,756    $149,220     $130,780
Premiums from life and health insurance and
  contract charges(5)                                         38,094       27,799         ----        ----         ----
Net investment income                                         75,698       58,558       19,119      18,077       15,952
Total revenues                                               312,927      274,863      202,359     173,723      146,997
Total losses, benefits, expenses and other(1)                269,256      248,527      175,434     147,005      136,159
Net income attributable to common stockholders -
  before extraordinary item(2)                                30,114       18,618       18,671      17,500        7,557
Net income attributable to common stockholders                30,114       18,618       18,671      17,500        6,014
Operating income(3)                                          $19,421      $19,131      $14,271     $14,990       $9,648
------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item per share-basic(2)            $4.98        $3.16        $3.55       $3.33        $1.90
Income before extraordinary item per share-diluted(2)           4.93         3.13         3.52        3.32         1.90
------------------------------------------------------------------------------------------------------------------------
Net income per share-basic                                     $4.98        $3.16        $3.55       $3.33        $1.51
Net income per share-diluted                                    4.93         3.13         3.52        3.32         1.51
------------------------------------------------------------------------------------------------------------------------
Operating income per share-basic(3)                            $3.21        $3.25        $2.72       $2.85        $2.42
Operating income per share-diluted(3)                           3.18         3.22         2.69        2.84         2.42
------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding-diluted(4)(5)          6,102,468    5,948,213    5,303,965   5,270,947    3,979,115
------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data:
Total investments                                         $1,118,876   $1,071,681     $307,524    $274,788     $240,594
Total assets                                               1,350,545    1,259,224      406,415     371,231      321,836
Debt                                                            ----         ----         ----       1,268        1,304
Total liabilities                                          1,130,510    1,072,200      262,265     247,997      216,784
Mandatory redeemable preferred stock(5)                        5,830        5,830         ----        ----         ----
Total stockholders' equity                                  $214,205     $181,194     $144,238    $123,234     $105,052
Book value per outstanding share(4)(5)                        $35.68       $29.65       $27.45      $23.46       $20.00
Property and Casualty GAAP Ratios:
Loss and loss adjustment expense ratio(6)                      78.5%        74.9%        73.9%       69.2%        72.6%
Underwriting expense ratio(6)                                  23.8%        24.6%        25.2%       28.2%        29.7%
Combined ratio(6)                                             102.3%        99.5%        99.1%       97.4%       102.3%
Property and Casualty Statutory Ratios(7):
Statutory combined ratio(6)                                   102.1%       100.0%        98.4%       95.6%       101.8%
Statutory capital and surplus                               $136,030     $131,617     $105,165     $94,592      $83,194
Life Insurance Statutory Data(7):
Statutory capital and surplus                               $115,048     $110,374         ----        ----         ----
Life insurance in force                                   $4,104,026   $3,933,117         ----        ----         ----
========================================================================================================================

(1) Includes a gain of $6.3 million on the partial reduction of the Company's extended earnings liability during the year ended December 31, 1998, which was the result of modifications made to the agreements with the Company's agents and agency managers that relieved the Company of the primary obligation to make extended earnings payments. Includes the effect of retroactively including Excess Interest and Spreads in the Company's calculation of its estimate of profits on participating life insurance business allocable to stockholders, which resulted in a decrease in total losses, benefits, expenses and other during 2000.
(2) Extraordinary item for $1.5 million was recorded during 1996 for demutualization expenses related to Farm Family Casualty's conversion from a mutual company to a stockholder owned company.
(3) Operating income excludes realized investment gains (losses), nonrecurring items, and the related taxes thereon.
(4) Includes the allocation of 3,000,000 shares to eligible policyholders on July 26, 1996 pursuant to Farm Family Casualty's conversion from a mutual company to a stockholder owned company.
(5) Includes the operations of Farm Family Life since its acquisition on April 6, 1999. Farm Family Holdings issued 856,871 shares of common stock and 163,214 shares of voting preferred stock in connection with the acquisition.
(6) In 1999, these ratios include nine months of operations of United Farm Family. United Farm Family is in start-up mode as a direct writer in Pennsylvania and Maryland. Excluding United Farm Family, the 2000 and 1999 ratios would have been as follows: GAAP loss and loss adjustment expense ratio - 76.9% and 73.8%, GAAP underwriting expense ratio - 23.2% and 24.3%, GAAP combined ratio - 100.1% and 98.1% and statutory combined ratio - 100.1% and 98.5%, respectively.
(7) Statutory data is derived from the annual statements of the Company's insurance subsidiaries, prepared in accordance with statutory accounting practices.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Corporate Profile

     The following discussion and analysis of financial condition and results of operations includes the operations of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiaries (collectively referred to as the "Company" or "we"). The primary subsidiaries of Farm Family Holdings are Farm Family Casualty Insurance Company ("Farm Family Casualty") and Farm Family Life Insurance Company ("Farm Family Life"). On April 6, 1999, Farm Family Holdings acquired Farm Family Life and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family"). The following should be read in conjunction with the Consolidated Financial Statements and related Notes.

    Under the terms of a definitive merger agreement announced on October 31, 2000, American National Insurance Company ("American National") will acquire Farm Family Holdings at a price of $44 per share for Farm Family Holdings' common stock and $35.72 per share for Farm Family's Series A Preferred Stock in cash. The consideration to be paid to the holders of the Series A Preferred Stock will also include any accrued and unpaid dividends thereon to the closing date.

    On February 27, 2001, Farm Family Holdings' stockholders voted to adopt the merger agreement with American National. The proposal to adopt the merger agreement was approved by the holders of a majority of Farm Family Holdings' outstanding voting stock. The proposed merger remains subject to the satisfaction of certain closing conditions, including the approval of the New York State Insurance Department.

     On March 28, 2001, American National and Farm Family Holdings announced that the termination date of their merger agreement was automatically extended for up to an additional 90 days from March 31, 2001 in order to allow American National further time to obtain the approval of the New York State Insurance Department for the merger. The automatic extension was in accordance with the terms of the merger agreement. American National expects to receive the New York State Insurance Department's approval by the end of the first week of April.
The companies expect to close the merger promptly after the receipt of the New York State Insurance Department's approval. See Notes 3 and 20 to the accompanying Consolidated Financial Statements for further details regarding the merger agreement and Notes 12 and 16 regarding commitments and contingencies relating to the merger agreement.

2000 Highlights

     2000 was another year of growth for Farm Family Holdings. For the year ended December 31, 2000, property and casualty net written premiums were $223,183,000 compared to $191,702,000 for the same period in 1999, which includes the operations of United Farm Family since April 6, 1999. The increase in property and casualty net written premiums for the year ended December 31, 2000 was primarily attributable to an increase of $35,407,000 in direct written premiums (excluding assigned risk automobile business premiums) largely as a result of the conversion of our personal and commercial automobile policies in certain states from six-month to twelve-month policies. Excluding the impact of converting personal and commercial automobile policies from six-month to twelve-month policies in certain states, we estimate that property and casualty direct written premiums (excluding assigned risk automobile business premiums) would have increased approximately $16,227,000 or 8.6% to $204,131,000 for the year ended December 31, 2000. For the year ended December 31, 2000, life insurance premium revenue was $38,094,000 compared to $27,799,000 for the same period in 1999. The 1999 revenue includes amounts subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life.

     Consolidated operating income for the year ended December 31, 2000 was $19.4 million compared to $19.1 million for the same period in 1999. On a diluted per share basis, consolidated operating income for the year ended December 31, 2000 was $3.18 compared to $3.22 for the same period in 1999.

Operating Environment

     Our operating results are subject to significant fluctuations from period to period depending upon, among other factors, the frequency and severity of property and casualty losses from weather related and other catastrophic events, the effect of competition and regulation on the pricing of products, changes in interest rates which may cause a reduction of investment income or operating cash flow, or an increase in policy lapses for our life insurance segment, significant variations of actual experience from assumptions regarding future morbidity, persistency, lapse rates, expenses, mortality, and interest rates used in calculating reserve and liability amounts for our life insurance segment and in developing pricing and other terms of life insurance products, the ability of our insurance subsidiaries to maintain their current ratings from A.M. Best, and changes in general economic conditions, tax laws and the regulatory environment.

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

     For the years ended December 31, 2000, 1999, and 1998, 36%, 35%, and 35%, respectively, of the property and casualty insurance segment's direct written premiums were derived from policies written in New York and 24%, 27%, and 28%, respectively, were derived from policies written in New Jersey. For these periods, no other state accounted for more than 10.0% of direct written premiums. In addition, for the years ended December 31, 2000 and 1999, 45% and 46%, respectively, of the life insurance segement's collected life insurance premiums were derived from policies written in New York and 13% for each year were derived from policies written in New Jersey. As a result of the concentration of our business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, generally.

Market-Sensitive Instruments and Risk Management

     Our investment objective is to maximize after tax yield while maintaining safety of capital and providing adequate liquidity for our insurance operations. We seek to meet these objectives and simultaneously manage interest rate risk and market risk by investing in primarily investment-grade fixed maturity securities that have similar cash flows to the liabilities they support, and are diversified by industry, issuer, type and geography. We utilize the services of a professional asset management firm specializing in the management of assets for insurance companies to assist in meeting these objectives. Our invested assets are managed to maximize long term risk adjusted returns consistent with and in support of our product liabilities and capital position. Based on the current interest rate environment, we anticipate that reinvestment of our money at investment maturity dates during 2001 will result in decreasing yields compared to yields upon reinvestment during 2000.

     The fair value of our fixed maturity portfolio is sensitive to changes in interest rates. We estimate that if interest rates were to increase by 100 basis points from their December 31, 2000 levels, our fixed maturity portfolio would decline in fair value by approximately $51.3 million.

     The calculation of interest rate sensitivity uses numerous assumptions, requires significant estimates and assumes an immediate change in interest rates without any management of the investment portfolio in reaction to such a change. Consequently, the estimated change in the fair value of our fixed maturity portfolio will likely be different from the actual change experienced under the given interest rate scenario, and the difference may be material.

     We currently do not have any investments in derivative financial instruments such as futures, forward, swap, or option contracts, or other financial instruments with similar characteristics.

Future Application of Accounting Standards

         In June 1999, the Financial Accounting Standards Board ("FASB") delayed the effective date of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. This statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings.

    The delay in implementation was effected through the issuance of SFAS No. 137, which extends the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. Therefore, we adopted the provisions of SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Since we do not have any investments in derivative financial instruments, the adoption of these statements did not have an impact on the Company's financial statements.

         In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting. Statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. The Codification provides guidance for certain areas where statutory accounting has been silent and changes current statutory accounting in some areas. The NAIC has established January 1, 2001 as the effective date of the Codification. However, individual states retain the right to adopt Codification in whole or in part. In our state of domicile, the New York State Insurance Department has adopted the Codification, with modifications to conform to provisions in New York statute which conflict with particular points in the Codification rules. The impact of adopting Codification will be reported as an adjustment to the statutory surplus of our insurance subsidiaries on the effective date. We estimate the adoption of the Codification will increase the statutory surplus of our insurance subsidiaries by approximately $5.5 million in the aggregate. We expect that statutory surplus after adoption will continue to be in excess of the regulatory risk-based capital requirements.

     In 2000, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 sets forth the rules for (1) recognizing interest income (including amortization of premium or discount) on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities and (2) determining when these securities must be written down to fair value because of impairment. EITF 99-20 adopts the "prospective method" for adjusting the level yield used to recognize interest income when estimates of future cash flows on the security either increase or decrease since the date of the last evaluation. The impairment provisions of EITF 99-20 generally require an other-than-temporary write down for any decrease in the estimated future cash flows from the security when the fair value of the security is less than the carrying amount. EITF 99-20 is effective for us in the second quarter of 2001. The adoption of EITF 99-20 will not have a material impact on the Company's financial statements.


RESULTS OF OPERATIONS

     This section should be read in conjunction with the Consolidated Financial Statements and related Notes which include information for our operating segments.

The Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Insurance Premiums and Contract Charges

     Premium revenue increased to $239.2 million in 2000 from $216.7 million in 1999. The increase was attributable to an increase of $12.2 million in property and casualty insurance premium revenue and an increase of $10.3 million in life insurance premium revenue.

     Premium revenue for property and casualty insurance increased $12.2 million, or 6.5%, to $201.1 million in 2000 from $188.9 million in 1999. The increase was primarily attributable to an increase of $13.3 million in premium revenue from our direct writings. This increase in premium revenue was partially offset by an increase of $1.1 million in revenue ceded to our reinsurers.

     The $13.3 million increase in premium revenue from our direct writings was primarily attributable to an increase of $11.1 million, or 7.0%, in earned premiums from our primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and an increase of $2.2 million, or 7.0%, in earned premiums from other products.

     Property and casualty net written premiums increased $31.5 million to $223.2 million in 2000 compared to $191.7 million for the same period in 1999. The increase in net written premiums was primarily attributable to an increase of $35.4 million in direct writings (excluding assigned risk automobile business premiums). Premiums from direct writings increased primarily as a result of the conversion of our personal and commercial automobile policies in certain states from six-month to twelve-month policies. Excluding the impact of converting personal and commercial automobile policies from six-month to twelve-month policies in certain states and premiums from assigned risk automobile business, we estimate direct written premiums increased approximately $16.2 million or 8.6% to $204.1 million in 2000 compared to $187.9 million in 1999. This increase was offset by a decrease of $1.1 million in assigned risk automobile premiums, an increase of $1.1 million in premiums ceded to our reinsurers and a decrease of $1.7 in assumed reinsurance premiums.

     Excluding the effects of converting personal and commercial automobile policies in certain states from six-month to twelve-month policies and premiums from assigned risk automobile business, direct writings increased in each of the twelve states we serve and for each of our primary products in 2000 compared to 1999.

     Life insurance premium revenue was $38.1 million in 2000, compared to $27.8 million in 1999. Life insurance premium revenue includes premiums and contract charges primarily from the sale of individual whole life, term and universal life products, and disability income insurance products. The 1999 revenue includes amounts subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life.

Net Investment Income

     Net investment income increased $17.1 million to $75.7 million in 2000 from $58.6 million in 1999.

     Net investment income for the property and casualty insurance segment increased $2.8 million, or 13.9% to $23.3 million in 2000 from $20.5 million in 1999. The taxable equivalent yield on the property and casualty insurance segment's investment portfolio was 7.0% and 6.8% for 2000 and 1999, respectively. The increase in net investment income for the property and casualty insurance segment was primarily the result of an increase in the average cash and invested assets (at amortized cost) of $40.8 million, or 12.6%, and to a lesser extent, an increase in the prevailing interest rate environment.

     Net investment income for the life insurance segment increased $14.5 million to $52.2 million in 2000 compared to $37.7 million in 1999. The increase is primarily attributable to the 1999 net investment income including amounts subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life. The yield on the life insurance segment's investment portfolio was 6.6% in 2000 compared to 6.5% in 1999.

Net Realized Investment Gains (Losses)

     Net realized investment losses were $3.9 million in 2000 compared to $2.0 million in 1999. Of the total $3.9 million in net realized investment losses in 2000, $3.4 million were in the life insurance segment and the remaining $0.5 million were in the property and casualty segment. During 2000, we sold several bonds from the life insurance segment investment portfolio at losses. In addition, we also recorded write downs for other-than-temporary impairments on two bonds for approximately $1.3 million in the life insurance segment and $0.3 million in the property and casualty segment. During 1999, we sold several bonds from the life insurance segment investment portfolio at losses and recorded a write down of approximately $0.5 million as an other-than-temporary impairment on a bond held in the life insurance segment investment portfolio, which represents the majority of the realized investment losses for 1999.

Losses and Loss Adjustment Expenses

     Losses and loss adjustment expenses on property and casualty insurance increased $16.3 million, or 11.5%, to $157.8 million in 2000 from $141.5 million in 1999. Losses and loss adjustment expenses were 78.5% of premium revenue in 2000 compared to 74.9% of premium revenue in 1999. The increase in the loss and loss adjustment expense ratio was primarily attributable to an increase in the severity of losses incurred on certain of our businessowners, umbrella, and commercial automobile (bodily injury coverage) policies and property losses on two of our voluntary assumed reinsurance contracts during 2000 compared to the same period in 1999.

Other Operating Costs and Expenses

     Other operating costs and expenses increased $6.3 million to $26.7 million in 2000 from $20.4 million in 1999. The increase was primarily due to the inclusion of other operating costs and expenses for Farm Family Life subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life. The 2000 amounts include twelve months of expenses for Farm Family Life. In addition, the 2000 amounts include $1.4 million relating to the pending merger with American National. Property and casualty insurance underwriting expenses (including amortization expenses) were 23.8% of premium revenue in 2000 compared to 24.6% in 1999.

Participating Policyholders' Interest

     Participating policyholders' interest of $(8.5) million reduced losses, benefits and expenses in 2000, compared to participating policyholders' interest of $9.7 million which increased losses, benefits and expenses in 1999. The 2000 amount includes $19.0 million, which reduced losses, benefits and expenses, representing the pre-tax effect of retroactively including Excess Interest and Spreads in our calculation of the estimate of profits on participating life insurance business allocable to stockholders for periods through December 31, 1999, as discussed in Note 2 to the accompanying Consolidated Financial Statements.

Federal Income Tax Expense

     Federal income tax expense increased $5.8 million to $13.2 million in 2000 from $7.4 million in 1999. Federal income tax expense was 30.2% of income before federal income tax expense and preferred stock dividends in 2000 compared to 28.3% in 1999.

The Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

Insurance Premiums and Contract Charges

     Premium revenue increased to $216.7 million in 1999 from $181.7 million in 1998. The increase was attributable to an increase of $7.2 million in property and casualty insurance premium revenue and $27.8 million from the addition of life insurance segment premium revenue.

     Premium revenue for property and casualty insurance increased $7.2 million, to $188.9 million in 1999 from $181.7 in 1998. The increase in property and casualty premium revenue for the year ended December 31, 1999 was attributable to an increase of $7.2 million in premium revenue derived from Farm Family Casualty's direct writings, an increase of $1.0 million in premium revenue assumed by Farm Family Casualty and premium revenue of $1.0 million from United Farm Family. These increases were partially offset by an increase of $2.0 million in premium revenue ceded to Farm Family Casualty's reinsurers. We ceded $2.0 million in premium revenue in 1999, compared to $3.5 million in 1998, pursuant to our aggregate stop loss reinsurance program.

     The property and casualty insurance segment's premium revenue has been adversely impacted by the mandated reduction in personal automobile rates in New Jersey of approximately 15% effective March 22, 1999. In addition, certain changes in the New Jersey Farm Bureau's membership requirements have had a favorable impact on reducing the growth of our personal automobile policies written in New Jersey. For the year ended December 31, 1999, the number of personal automobile policies we had in New Jersey decreased by 2.3% compared to an increase of 18.8% during the year ended December 31, 1998.

     The $7.2 million increase in premium revenue on additional business directly written by Farm Family Casualty was primarily attributable to an increase of $5.5 million, or 3.6%, in earned premiums from Farm Family Casualty's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and an increase of $1.7 million in earned premiums from other products. Farm Family Casualty had approximately 173,300 policies in force at December 31, 1999 compared to approximately 167,100 at December 31, 1998. The number of policies in force related to Farm Family Casualty's primary products increased by 3.4% to approximately 142,500 as of December 31, 1999 from approximately 137,800 as of December 31, 1998 and the average premium earned for each such policy was approximately the same in 1999 compared to 1998.

     Property and casualty net written premiums increased $2.9 million, or 1.5%, to $191.7 million in 1999 compared to $188.8 million in 1998. The increase in property and casualty net written premiums for the year ended December 31, 1999 was attributable to an increase of $5.4 million, or 3.0%, in direct writings by Farm Family Casualty (excluding assigned risk automobile business premiums), an increase of $0.9 million in Farm Family Casualty's assigned risk automobile business premiums, and the inclusion of United Farm Family's net written premium of $1.4 million. These increases were partially offset by an increase of $4.0 million in premiums ceded to reinsurers and a decrease of $0.8 million in premiums assumed by Farm Family Casualty. Excluding premiums from personal automobile business in the state of New Jersey and premiums from assigned risk automobile business, Farm Family Casualty's direct writings increased $9.4 million or 6.1% in 1999 compared to 1998. The reduction in personal automobile business in New Jersey was primarily attributable to the New Jersey legislation mandating a rate roll back for personal automobile business in New Jersey, effective March 22, 1999. Geographically, the increase in Farm Family Casualty's direct writings came from all ten states in which it writes property and casualty insurance. In addition, direct writings of all of Farm Family Casualty's primary products, except personal automobile, increased during 1999. Excluding personal automobile business premiums written in New Jersey, Farm Family Casualty's direct written premiums from personal automobile policies increased by 5.3% or $2.0 million in 1999 compared to 1998.

     Life insurance premium revenue was $27.8 million. This amount includes premiums and contract charges primarily from the sale of individual whole life, term and universal life products, and disability income insurance products, subsequent to April 6, 1999, the effective date of Farm Family Holdings' acquisition of Farm Family Life.

Net Investment Income

     Net investment income increased $39.5 million to $58.6 million in 1999 from $19.1 million in 1998. The increase was attributable to an increase of $1.8 million in property and casualty net investment income and $37.7 million from the addition of the life insurance segment's net investment income.

     Net investment income for the property and casualty insurance segment increased $1.8 million, or 9.9% to $20.4 million in 1999 from $18.6 million in 1998. The taxable equivalent yield on the property and casualty insurance segment's investment portfolio was 6.8% and 7.0% for 1999 and 1998, respectively. The increase in net investment income for the property and casualty insurance segment was primarily the result of an increase in the average cash and invested assets (at amortized cost) of $30.5 million, or 10.9%, for Farm Family Casualty and the inclusion of United Farm Family, which accounted for $1.2 million of the increase in investment income and an additional $26.9 million in average cash and invested assets (at amortized cost). The overall increase in cash and invested assets was greater than the overall increase in net investment income in 1999 primarily as a result of an increase in the investment in tax-exempt fixed maturity securities. The investment income from the property and casualty insurance segment's tax-exempt securities increased to $4.3 million in 1999 from $2.7 million in 1998. United Farm Family's investment income from tax-exempt securities was not material in 1999.

     Net investment income for the life insurance segment was $37.7 million in 1999, which represents net investment income for Farm Family Life since its acquisition by Farm Family Holdings on April 6, 1999. The yield on the life insurance segment's investment portfolio was 6.5% for that period.

Net Realized Investment Gains (Losses)

     Net realized investment losses were $2.0 million in 1999 compared to a net realized gain of $0.5 million in 1998. During 1999, we sold several bonds from the life insurance investment portfolio at losses and recorded a write down of approximately $0.5 million as an other-than-temporary impairment on a bond held in the life insurance segment investment portfolio, which represents the majority of the realized investment losses.

Losses and Loss Adjustment Expenses

     Losses and loss adjustment expenses on property and casualty insurance increased $7.2 million, or 5.4%, to $141.5 million in 1999 from $134.3 million in 1998. Losses and loss adjustment expenses were 74.9% of premium revenue in 1999 compared to 73.9% of premium revenue in 1998. Excluding United Farm Family, losses and loss adjustment expenses were 73.8% of premium in 1999 compared to 73.9% in 1998.

     Losses and loss adjustment expenses incurred were reduced by $2.8 million and $3.2 million in 1999 and 1998, respectively, as a result of coverage provided by our aggregate stop loss reinsurance program. This program, which became effective January 1, 1998, covers net losses incurred on the Company's net earned premium.

     Losses related to our direct writings believed to be weather related aggregated $11.1 million in 1999 compared to $11.7 million in 1998.

Amortization Expense

     Amortization expense increased $3.2 million, or 9.0%, to $38.2 million in 1999 from $35.0 million in 1998. The increase was attributable to the inclusion of amortization expense of deferred acquisition costs and present value of future profits for the life insurance segment of $1.8 million and an increase in amortization of deferred acquisition costs for the property and casualty segment of $1.4 million. The increase in amortization of deferred acquisition costs for the property and casualty segment is due to the increase in premium volume and the inclusion of United Farm Family's amortization of $0.5 million.

Other Operating Costs and Expenses

     Other operating costs and expenses increased $8.0 million to $20.4 million in 1999 from $12.4 million in 1998. The increase was primarily due to the inclusion of Farm Family Life's other operating costs and expenses of $9.3 million in 1999 partially offset by a decrease in property and casualty underwriting expenses of $0.7 million and the elimination of rental income of $0.7 million paid by Farm Family Casualty to Farm Family Life in 1999. This amount was not eliminated in 1998 since the operations of Farm Family Life were not consolidated with the Company's until its acquisition on April 6, 1999. For 1999, property and casualty insurance underwriting expenses (including amortization expenses) were 24.6% of premium revenue compared to 25.2% in 1998. The decrease in underwriting expenses as a percent of premium revenue was primarily attributable to a greater relative increase in the Company's premium revenue than in the level of overhead expenses, as well as the continuation of a company-wide expense management program, partially offset by the inclusion of the costs and expenses for United Farm Family since its acquisition by Farm Family Holdings. Excluding United Farm Family, property and casualty underwriting expenses (including amortization expenses) were 24.3% of premium revenue in 1999 compared to 25.2% for the same period in 1998.

Participating Policyholders' Interest

     Participating policyholders' interest of $9.7 million in 1999 is attributable to the inclusion of Farm Family Life since its acquisition by Farm Family Holdings.

Federal Income Tax Expense

     Federal income tax expense decreased $0.8 million to $7.4 million in 1999 from $8.2 million in 1998. Federal income tax expense was 28.3% of income before federal income tax expense and preferred stock dividends in 1999 compared to 30.7% in 1998. The reduction is primarily due to an increased proportion of interest income from tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of cash flow are premiums, investment income, principal from maturing investments, and proceeds from sales of invested assets. The property and casualty insurance and life insurance segments typically generate positive cash flows from operations as a result of premiums being received in advance of the related claim and benefit payments. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the property and casualty insurance segment relate primarily to the payment of losses and loss adjustment expenses and the liquidity requirements of the life insurance segment relate primarily to the payment of benefits under life insurance, annuity, and accident and health policies. The liquidity requirements of the property and casualty insurance and life insurance segments can vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and the potential for large losses, either individually or in the aggregate. In addition, Farm Family Holdings pays dividends on its Series A Preferred Stock and may repurchase shares of its common stock.

     Farm Family Holdings may receive dividends from subsidiaries, if declared and paid. The New York State Insurance Law regulates the distribution of dividends and other payments to Farm Family Holdings by Farm Family Casualty and Farm Family Life. As of December 31, 2000, the maximum amount of shareholder dividends that could be paid by Farm Family Casualty without the prior approval of the New York State Insurance Department (the "Department") was approximately $4.6 million. During 2000, Farm Family Casualty declared and paid dividends of $0.5 million to Farm Family Holdings.

     Effective September 20, 2000, New York State Insurance Law was amended to permit domestic stock life insurers to distribute shareholder dividends up to a certain threshold amount without the prior approval of the Department. Previously, the payment of shareholder dividends by Farm Family Life was subject to prior approval of the Department. The maximum amount of shareholder dividends that could be paid by Farm Family Life without the prior approval of the Department during 2001 is approximately $6.1 million. During 2000, Farm Family Life declared and paid dividends of $1.0 million to Farm Family Holdings with the prior approval of the Department.

     Our asset/liability management process is designed to mitigate the risks associated with interest-sensitive assets and liabilities. We price our annuity and universal life products based on assumptions considering prevailing and expected interest rates and other factors to achieve a positive difference, or spread, between the expected return on investments and the crediting rate. We attempt to achieve this spread by active portfolio management focusing on matching the duration of invested assets and related liabilities to minimize the exposure to fluctuations in interest rates and by the adjustment of the crediting rate on annuity products. In addition, we perform cash flow analysis under multiple interest rate scenarios to further analyze the assets and liabilities of our life insurance segment. We believe that we will continue to achieve a positive spread and that the amount of lapses and surrender rates generally will remain consistent with those assumed in the pricing of the products. To assist in the management of our assets and liabilities, we utilize the services of a professional investment management firm specializing in managing insurance company assets. We believe this supplements our internal capabilities and will further improve the management of the invested assets.

     At December 31, 2000, our cash and invested assets, at amortized cost, were $1.1 billion, a $18.3 million increase from 1999. During 2000, we continued to invest primarily in investment grade fixed maturities to maintain the overall quality of our investment portfolio. We also increased investments in commercial mortgage loans in the life insurance segment to further diversify and increase the yield of the investment portfolio in this segment. The market value of fixed maturity investments is subject to fluctuations directly attributable to prevailing rates of interest as well as other factors.

     Fixed maturity securities, at amortized cost, rated as investment grade by the National Association of Insurance Commissioners were $997.9 million, or 98% of the fixed maturity portfolio, at December 31, 2000 compared to $968.2 million, or 96% of the fixed maturity portfolio, at December 31, 1999.

     We currently do not have any investments in financial instruments such as futures, forward, swap, or option contracts, or other financial instruments with similar characteristics.

     In January 2000, we replaced our existing lines of credit with a revolving credit agreement with three banks. The credit agreement, which expires during January 2003, provides for uncollateralized borrowings of up to $30.0 million at the lending banks' prime rate or LIBOR plus 0.8%. On each anniversary date, the committed amount may decrease by $10.0 million, unless otherwise extended by mutual agreement. Effective January 2001, the committed amount decreased to $20.0 million. The terms of the credit agreement contain, among other provisions, requirements for maintaining minimum levels of surplus, net worth and debt service coverage. We have not utilized our credit facilities in 2000, 1999 or 1998. Pursuant to the merger agreement with American National, Farm Family Holdings may not borrow against the line of credit prior to the closing of the merger with American National, without the prior consent of American National. Upon the closing of the merger, the revolving credit agreement will be terminated. See Notes 3 and 20 to the Consolidated Financial Statements for further details regarding the merger.

     On April 25, 2000, Farm Family Holdings' Board of Directors adopted a stock repurchase plan that authorized Farm Family Holdings to repurchase shares of its common stock in an aggregate amount of up to $7.5 million. During 2000, we repurchased 110,000 shares of our common stock for $3.0 million at an average cost of $27.45 per share. The repurchases were financed through cash generated from operations. As of December 31, 2000, $4.5 million remained authorized under the stock repurchase plan for future share repurchases. Pursuant to the merger agreement with American National, Farm Family Holdings may not repurchase any additional shares prior to the closing of the merger with American National, without the prior consent of American National. See Notes 3 and 20 to the Consolidated Financial Statements for further details regarding the merger.

     Net cash provided by operating activities was $73.9 million, $64.5 million, and $29.5 million during the years ended December 31, 2000, 1999, and 1998, respectively. The $9.4 million increase in net cash provided by operating activities in 2000 was primarily in the life insurance segment which included a full year of Farm Family Life's operations compared to 1999 which included Farm Family Life's operations subsequent to the effective date of the acquisition on April 6, 1999. The $35.0 million increase in net cash provided by operating activities in 1999 compared to 1998 resulted primarily from additional cash provided by operating activities of the life insurance segment subsequent to the acquisition of Farm Family Life on April 6, 1999.

     Net cash used in investing activities was $28.1 million, $36.1 million, and $29.0 million during the years ended December 31, 2000, 1999, and 1998, respectively. The $8.0 million decrease in net cash used in investing activities in 2000 compared to 1999 was primarily due to a decrease in investment purchases partially offset by a decrease in investment collections. The $7.1 million increase in net cash used in investing activities in 1999 compared to 1998 was primarily due to $10.4 million in cash used in investing activities of the life insurance segment.

     Pursuant to the merger agreement with American National, Farm Family Holdings may not make any capital expenditure involving a payment in excess of $0.5 million, with an aggregate limit of $3.0 million, without the prior consent of American National. See Notes 3 and 20 to the accompanying Consolidated Financial Statements for further details regarding the merger.

     Net cash used in financing activities was $30.2 million, $19.9 million, and $1.3 million for the years ended December 31, 2000, 1999, and 1998, respectively. Net cash used in 2000 and 1999 was primarily the result of policyholder fund withdrawals on interest sensitive products exceeding the related deposits for these products. The 2000 amounts include a full year of policyholder activity and the 1999 policyholder amounts include activity since the acquisition of Farm Family Life on April 6, 1999. Also, during June 1999, we marketed a single premium deferred annuity at a special rate ("special annuity"). We received $55.1 million in premiums from sales of the special annuity. The total amount received included $50.4 million of money from other policies held with the Company that did not have surrender protection which were exchanged for special annuity policies that have seven-year surrender protection. The 1998 net cash used was due to principal payments on surplus notes.

     The Company's liability for funds on deposit from policyholders includes amounts subject to discretionary withdrawal. Withdrawal characteristics as of December 31, 2000 are as follows:

   ($ in thousands)                                                            Amount        % of Total
   ------------------------------------------------------------------------------------------------------
   Surrender charge rate:
      Greater than or equal to 5%                                               $89,759            21.7%
      Less than 5%, but still subject to surrender charge                        62,541            15.2%
      Not subject to surrender charge                                           252,753            61.2%
   Not subject to discretionary withdrawal                                        7,680             1.9%
                                                                         --------------------------------
             Total funds on deposit from policyholders                         $412,733           100.0%
                                                                         ================================

     The Company's property catastrophe reinsurance provides $48 million of protection per event in excess of $3 million retention. In addition, the Company has aggregate stop loss reinsurance covering: net property losses incurred in excess of 65% of net earned property premiums, up to a maximum of $5.0 million, for accident year 2000; and net losses incurred in excess of 66% of net earned premiums, up to a maximum of $12.5 million per accident year, for accident years 1998 and 1999. Aggregate stop loss reinsurance covers our direct written and assumed reinsurance business, net of reinsurance ceded. The Company's reinsurance program is structured to partially mitigate the impact of large or unusual losses as well as the aggregation of smaller, more frequent losses on liquidity and operating results.

     We also purchase reinsurance for our life insurance and accident and health lines of business to mitigate the impact of potential large or unusual claims on our liquidity and operating results. Our life insurance reinsurance program provides for coverage for individual life insurance claims greater than $400,000.

     We believe that the Company's liquidity and capital resources are adequate for the coming year.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment objective is to maximize after tax yield while maintaining safety of capital and providing adequate liquidity for our insurance operations. We seek to meet these objectives and simultaneously manage interest rate risk and market risk by investing in primarily investment-grade fixed maturity securities that have similar cash flows to the liabilities they support, and are diversified by industry, issuer, type and geography. We utilize the services of a professional asset management firm specializing in the management of assets for insurance companies to assist in meeting these objectives. Our invested assets are managed to maximize long term risk adjusted returns consistent with and in support of our product liabilities and capital position.

    The fair value of our fixed maturity portfolio is sensitive to changes in interest rates. We estimate that if interest rates were to increase by 100 basis points from their December 31, 2000 levels, our fixed maturity portfolio would decline in fair value by approximately $51.3 million.

    The calculation of interest rate sensitivity uses numerous assumptions, requires significant estimates and assumes an immediate change in interest rates without any management of the investment portfolio in reaction to such a change. Consequently, the estimated change in the fair value of our fixed maturity portfolio will likely be different from the actual change experienced under the given interest rate scenario, and the difference may be material.

     We currently do not have any investments in financial instruments such as futures, forward, swap, or option contracts, or other financial instruments with similar characteristics.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Farm Family Holdings, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
($ in thousands, except per share amounts)



Years Ended December 31,                                                            2000         1999          1998
---------------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums from property/casualty insurance                                   $201,147      $188,921     $181,756
    Premiums from life and health insurance and contract charges                  38,094        27,799         ----
    Net investment income                                                         75,698        58,558       19,119
    Realized investment gains (losses), net                                       (3,908)       (1,984)         451
    Other income                                                                   1,896         1,569        1,033
---------------------------------------------------------------------------------------------------------------------
         Total revenues                                                          312,927       274,863      202,359
---------------------------------------------------------------------------------------------------------------------

Losses, benefits, expenses and other:
    Losses and loss adjustment expenses on property/casualty insurance           157,838       141,509      134,302
    Policyholder contract benefits                                                53,605        38,710         ----
    Amortization expense                                                          39,561        38,182       35,019
    Other operating costs and expenses                                            26,716        20,434       12,431
    Participating policyholders' interest                                         (8,464)        9,692         ----
---------------------------------------------------------------------------------------------------------------------
         Total losses, benefits and expenses                                     269,256       248,527      181,752
    Gain on partial reduction of extended earnings liability                        ----          ----       (6,318)
---------------------------------------------------------------------------------------------------------------------
         Total losses, benefits, expenses and other                              269,256       248,527      175,434
---------------------------------------------------------------------------------------------------------------------

Income before federal income tax expense and preferred stock dividends            43,671        26,336       26,925
Federal income tax expense                                                        13,200         7,440        8,254
---------------------------------------------------------------------------------------------------------------------
Income before preferred stock dividends                                           30,471        18,896       18,671
Preferred stock dividends                                                            357           278         ----
---------------------------------------------------------------------------------------------------------------------
         Net income attributable to common stockholders                          $30,114       $18,618      $18,671
---------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the year (net of  tax
  expense (benefit) of $3,064, $(6,308), and $1,046, respectively)                 5,692       (11,718)       1,943
Reclassification adjustment for losses (gains) included in net income
  (net of tax expense (benefit) of $(170), $296, and $(211), respectively)           315          (550)         390
Minimum pension liability adjustment (net of tax benefit of $96)                    (177)         ----         ----
---------------------------------------------------------------------------------------------------------------------
         Other comprehensive income (loss)                                         5,830       (12,268)       2,333
---------------------------------------------------------------------------------------------------------------------
         Comprehensive income                                                    $35,944        $6,350      $21,004
=====================================================================================================================

Per Share Data:

    Net Income - basic                                                             $4.98         $3.16        $3.55
=====================================================================================================================

    Net Income - diluted                                                           $4.93         $3.13        $3.52
=====================================================================================================================

    Basic weighted average shares outstanding                                  6,046,521     5,882,968    5,253,813
=====================================================================================================================

    Diluted weighted average shares outstanding                                6,102,468     5,948,213    5,303,965
=====================================================================================================================
See accompanying notes to Consolidated Financial Statements.

Farm Family Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)


As of December 31,                                                                            2000           1999
--------------------------------------------------------------------------------------------------------------------
Assets
Investments:
   Fixed Maturities
      Available for sale, at fair value
         (Amortized cost: $1,022,839 in 2000 and $1,002,850 in 1999)                    $1,008,440       $960,054
      Held to maturity, at amortized cost
         (Fair value: $6,634 in 2000 and $7,820 in 1999)                                     6,429          7,971
   Equity securities - available for sale, at fair value
         (Cost: $37,392 in 2000 and $42,819 in 1999)                                        40,924         45,809
   Mortgage loans                                                                           30,928         26,832
   Policy loans                                                                             31,816         30,839
   Other invested assets                                                                       339            176
--------------------------------------------------------------------------------------------------------------------
         Total investments                                                               1,118,876      1,071,681
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                   34,746         19,190
Insurance receivables:
   Reinsurance receivables                                                                  36,366         23,129
   Premiums receivable, net                                                                 52,071         32,094
Deferred acquisition costs                                                                  24,435         17,630
Present value of future profits                                                             26,588         28,571
Accrued investment income                                                                   18,719         18,875
Property and equipment, net                                                                 14,167         14,520
Deferred income tax asset, net                                                              21,441         29,605
Other assets                                                                                 3,136          3,929
--------------------------------------------------------------------------------------------------------------------
         Total assets                                                                   $1,350,545     $1,259,224
====================================================================================================================

Liabilities
  Reserves for losses and loss adjustment expenses
    for property/casualty insurance                                                       $213,675       $186,130
  Reserves for life policies and contract benefits                                         252,356        238,272
  Funds on deposit from policyholders                                                      412,733        416,971
  Unearned premium reserve                                                                  96,557         74,364
  Accrued dividends to policyholders                                                         5,515          5,263
  Reinsurance premiums payable                                                               5,925          4,168
  Accrued expenses and other liabilities                                                    17,483         18,516
  Participating policyholders' interest                                                    126,266        128,516
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                               1,130,510      1,072,200
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Mandatory redeemable preferred stock                                                         5,830          5,830

Stockholders' equity
  Preferred stock, $.01 par value, 836,786 shares authorized
      and no shares issued and outstanding                                                    ----           ----
  Common stock, $.01 par value, 10,000,000 shares authorized,
    6,113,983 and 6,110,683 shares issued,
    6,003,983 and 6,110,683 shares outstanding                                                  61             61
  Additional paid-in capital                                                               123,590        123,504
  Retained earnings                                                                         90,286         60,172
  Accumulated other comprehensive income (loss)                                              3,287         (2,543)
  Treasury stock, at cost, 110,000 and 0 shares, respectively                               (3,019)          ----
--------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                        214,205        181,194
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                     $1,350,545     $1,259,224
====================================================================================================================
See accompanying notes to Consolidated Financial Statements.

Farm Family Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
($ in thousands)


Years Ended December 31,                                                    2000            1999              1998
--------------------------------------------------------------------------------------------------------------------
Shares of common stock outstanding
   Balance, beginning of year                                          6,110,683       5,253,813         5,253,813
   Issuance of shares for acquisition                                       ----         856,870              ----
   Repurchase of shares of treasury shares                              (110,000)           ----              ----
   Exercise of stock options                                               3,300            ----              ----
--------------------------------------------------------------------------------------------------------------------
   Balance, end of year                                                6,003,983       6,110,683         5,253,813
====================================================================================================================
Common stock issued
   Balance, beginning of year                                                $61             $53               $53
   Issuance of shares for acquisition                                       ----               8              ----
--------------------------------------------------------------------------------------------------------------------
   Balance, end of year                                                       61              61                53
--------------------------------------------------------------------------------------------------------------------
Additional paid-in capital
   Balance, beginning of year                                            123,504          92,906            92,906
   Issuance of shares for acquisition                                       ----          30,598              ----
   Exercise of stock options                                                  86            ----              ----
--------------------------------------------------------------------------------------------------------------------
   Balance, end of year                                                  123,590         123,504            92,906
--------------------------------------------------------------------------------------------------------------------
Retained earnings
   Balance, beginning of year                                             60,172          41,554            22,883
   Net income                                                             30,114          18,618            18,671
--------------------------------------------------------------------------------------------------------------------
   Balance, end of year                                                   90,286          60,172            41,554
--------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss), net of tax
   Balance, beginning of year                                             (2,543)          9,725             7,392
   Unrealized holding gains (losses) arising during the year               5,692         (11,718)            1,943
   Reclassification adjustment for (gains) losses included in net
    income                                                                   315            (550)              390
   Minimum pension liability adjustment                                     (177)           ----              ----
--------------------------------------------------------------------------------------------------------------------
   Balance, end of year                                                    3,287          (2,543)            9,725
--------------------------------------------------------------------------------------------------------------------
Treasury stock
   Balance, beginning of year                                               ----            ----              ----
   Repurchase of 110,000 shares of common stock                           (3,019)           ----              ----
--------------------------------------------------------------------------------------------------------------------
   Balance, end of year                                                   (3,019)           ----              ----
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                              $214,205        $181,194          $144,238
====================================================================================================================
See accompanying notes to Consolidated Financial Statements.

Farm Family Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)


Years Ended December 31,                                                             2000          1999         1998
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                        $30,114       $18,618      $18,671
----------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Realized investment (gains) losses, net                                         3,908         1,984         (451)
    Amortization of bond discount                                                   3,777         3,752          328
    Amortization and depreciation                                                  41,963        40,154       35,019
    Interest credited to policyholders                                             23,041        17,636         ----
    Deferred income taxes                                                           2,101          (719)       1,472
    Gain on partial reduction of extended earnings liability                         ----          ----       (6,318)
    Participating policyholders' interest                                          (8,464)        9,692         ----
    Dividends to policyholders                                                    (10,462)       (7,205)        ----
    Capitalization of deferred acquisition costs                                  (44,383)      (41,039)     (36,074)
    Changes in assets and liabilities, net of the Farm Family Life acquisition in 1999:
     Reinsurance receivables                                                      (13,237)       (2,452)      (5,457)
     Premiums receivable, net                                                     (19,977)       (2,428)      (1,525)
     Accrued investment income                                                        156          (780)        (119)
     Receivable from affiliates, net                                                 ----         1,471        1,126
     Other assets                                                                     793         1,430          959
     Reserves for property/casualty insurance losses and loss adjustment
     expenses                                                                      27,545        11,695       17,813
     Reserves for life policies and contract benefits                              14,084         7,967         ----
     Unearned premium reserve                                                      22,193         3,155        5,140
     Reinsurance premiums payable                                                   1,757         3,113       (1,509)
     Accrued expenses and other liabilities                                        (1,054)       (1,547)         410
----------------------------------------------------------------------------------------------------------------------
          Total adjustments                                                        43,741        45,879       10,814
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                73,855        64,497       29,485
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Proceeds from sales:
  Fixed maturities - available for sale                                            56,163        57,178        3,684
  Equity securities                                                                 5,614         3,459         ----
Investment collections:
  Fixed maturities - available for sale                                            34,568        45,879       38,957
  Fixed maturities - held to maturity                                               1,501           392          440
  Other investments                                                                   879         1,221          977
Investment purchases:
  Fixed maturities - available for sale                                          (118,471)     (133,900)     (73,484)
  Other investments                                                                (5,137)       (9,118)        ----
Policy loans issued, net                                                             (977)         (396)        ----
Change in other invested assets                                                      (163)          102          402
Purchases of property and equipment                                                (2,060)       (2,337)        ----
Proceeds from sale of property and equipment                                            8            36         ----
Net cash of subsidiary at date of acquisition, net of acquisition costs              ----         1,400         ----
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                   (28,075)      (36,084)     (29,024)
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Policyholder fund deposits                                                         27,249        76,728         ----
Policyholder fund withdrawals                                                     (54,528)      (96,628)        ----
Purchase of treasury stock                                                         (3,019)         ----         ----
Exercise of stock options                                                              74          ----         ----
Principal payments on debt                                                           ----          ----       (1,268)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                   (30,224)      (19,900)      (1,268)
----------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and cash equivalents                     15,556         8,513         (807)
Cash and cash equivalents, beginning of year                                       19,190        10,677       11,484
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                            $34,746       $19,190      $10,677
======================================================================================================================
See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. General

Basis of Presentation:

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of Farm Family Holdings, Inc. ("Farm Family Holdings") and its wholly owned subsidiaries (collectively referred to as the "Company"). The primary subsidiaries of Farm Family Holdings are Farm Family Casualty Insurance Company ("Farm Family Casualty") and Farm Family Life Insurance Company ("Farm Family Life"). On April 6, 1999, Farm Family Holdings acquired Farm Family Life and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family"). Farm Family Holdings acquired all of the outstanding capital stock of Farm Family Life for an aggregate purchase price of approximately $38.3 million, including direct acquisition costs. All significant intercompany balances and transactions have been eliminated.

     Certain reclassifications have been made to prior periods' financial statements to conform to the current period's presentation.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Nature of Operations:

     Farm Family Casualty and United Farm Family are specialized insurance companies that provide property and casualty insurance coverages to farms, agribusiness, other generally related businesses and residents of rural and suburban communities. Farm Family Casualty provides insurance to members of the state Farm Bureau(R) organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in a state Farm Bureau organization is a prerequisite for voluntary insurance coverage with Farm Family Casualty, except for employees of the Company and its affiliates. United Farm Family provides similar property and casualty insurance products in Pennsylvania and Maryland. United Farm Family began operations in these states during 1998. Membership in a state Farm Bureau organization is not a prerequisite for purchasing insurance coverage from United Farm Family.

     Farm Family Life provides life insurance, annuity, and accident and health insurance coverages principally to members of the state Farm Bureau organizations in the same states as Farm Family Casualty and United Farm Family. Membership in a state Farm Bureau organization is not a prerequisite for purchasing insurance coverage from Farm Family Life.

     Farm Family Casualty, Farm Family Life and United Farm Family have substantially identical directors and officers, share substantially the same agency force and certain employees and utilize common office facilities. Most administrative and operating expenses are allocated between the companies pursuant to expense sharing and service agreements (see Note 13).

2. Summary of Significant Accounting Policies

Cash and cash equivalents:

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Investments:

     Fixed maturities include primarily bonds, redeemable preferred stocks, asset-backed securities and mortgage-backed securities. Investments in fixed maturities which the Company has both the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Investments classified as held to maturity on the Company's consolidated balance sheets consist primarily of private placements. Fixed maturities which may be sold prior to their contractual maturity are classified as available for sale and are carried at fair value on the Company's consolidated balance sheets. The difference between amortized cost and fair value of fixed maturities classified as available for sale, net of deferred income taxes, is reflected as a component of stockholders' equity.

     Equity securities include common stocks which are carried at fair value. The difference between cost and fair value of equity securities, less deferred income taxes, is reflected as a component of stockholders' equity.

     Mortgage loans are carried at their outstanding principal balance. At December 31, 2000, no mortgage loans were considered uncollectible.

     Other invested assets, which consist primarily of investments in real estate, are carried at cost, which approximates fair value.

     Policy loans are carried at their unpaid principal balance.

     The carrying values of all investments are reviewed on an ongoing basis. If this review indicates a decline in fair value below cost is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a specific write-down is taken. Such write-downs are included in realized investment gains (losses), net.

     Investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and dividends are recorded on the ex-dividend date. Interest income on mortgage-backed and asset-backed securities is determined by the effective yield method based on estimated principal repayments. Realized investment gains and losses are determined on a specific identification basis.

Income Taxes:

     The income tax provision is calculated under the liability method. Deferred income tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the enacted tax rates. The principal assets and liabilities giving rise to such differences are reserves for losses and loss adjustment expenses, unearned premiums, reserves for life policies and contract benefits, funds on deposit from policyholders, present value of future profits, participating policyholders' interest and deferred acquisition costs. Deferred income taxes also arise from unrealized investment gains or losses on equity securities and fixed maturities classified as available for sale.

Stock Compensation Plan:

     The Company has elected to account for its stock compensation plan using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation cost is recognized in the financial statements for employee stock options that are issued with an exercise price equal to the fair market value of the stock.

Recognition of Premium Revenues and Costs:

     Premiums on property and casualty business are deferred and earned on a pro rata basis over the terms of the respective policies. Amounts paid for ceded reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to premium.

     Traditional life insurance products include those products with fixed and guaranteed premiums and benefits, and consist principally of whole life and term insurance policies. Life insurance premiums are recognized as premium revenue when due. Group insurance premiums are recognized as premium revenue over the time period to which the premiums relate. Benefits and expenses are associated with earned premiums to result in the recognition of profits over the life of the contracts. This association is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred acquisition costs.

     Universal life-type policies are insurance contracts with terms that are not fixed and guaranteed. The terms that may be changed could include one or more of the amounts assessed to the policyholder, premiums paid by the policyholder or interest credited to policyholder balances. Revenues for universal life-type policies consist of charges assessed against policy account values for the cost of insurance and policy administration. Other amounts received as payments for such contracts are not reported as premium revenues. Payments received are considered deposits and are classified as funds on deposit from policyholders. Account balances are increased by interest credited and reduced by withdrawals, mortality charges and administrative expenses charged to policyholders.

     Contracts that do not subject the Company to risks arising from policyholder mortality or morbidity are referred to as investment contracts. Certain annuity contracts are considered investment contracts. Revenues for investment contracts consist of investment income and policy administration charges. Other amounts received as payments for such contracts are not reported as premium revenues. Payments received are considered deposits and are classified as funds on deposit from policyholders. Account balances are increased by interest credited and reduced by withdrawals.

     Policy benefits and claims that are charged to expense for universal life-type contracts and investment contracts include interest credited to contracts and benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for universal life type contracts and investment contracts are based on current market conditions and are determined by the Board of Directors.

     All insurance related revenues, losses, benefits and expenses are reported net of reinsurance.

Deferred Acquisition Costs:

     Policy acquisition costs that vary with and are primarily related to the production of property and casualty insurance business have been deferred. These amounts primarily consist of agents' compensation, premium taxes, and certain other underwriting expenses. Such deferred acquisition costs are amortized as premium revenue is recognized. Deferred acquisition costs are limited to their estimated realizable value, which gives effect to the premium to be earned, related investment income, and losses and loss adjustment expenses expected to be incurred as the premium is earned.

     Certain costs of writing life insurance and annuity business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums, and have been reported as deferred acquisition costs. Such costs include commissions, certain costs of policy issuance and underwriting, and certain variable agency expenses. Future investment income is considered in determining the recoverability of deferred acquisition costs.

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

     The Company reviews the carrying amount of deferred acquisition costs on a periodic basis.

     Amortization of deferred acquisition costs includes amounts relating to property and casualty and life insurance business and has been reported as amortization expense in the accompanying consolidated statements of income and comprehensive income.

Reserves for Losses and Loss Adjustment Expenses:

     Reserves for losses and loss adjustment expenses represent estimates of the ultimate amounts necessary to settle reported losses and a provision for incurred but not reported claims of insured losses for property and casualty insurance business. The reserve estimates are based on known facts and circumstances, including the Company's experience with similar cases and historical trends involving reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The reserves for losses and loss adjustment expenses include case basis estimates of reported losses, estimates of incurred but not reported losses based upon prior experience adjusted for current trends, and estimates of losses to be paid under assumed reinsurance contracts. Estimated amounts of recoverable salvage and subrogation are deducted from the reserves for losses and loss adjustment expenses. The establishment of appropriate reserves, as well as related amounts recoverable under reinsurance contracts is an inherently uncertain process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting adjustments, which may be material, are reflected in current operations (see Note 10).

Reserves for Life Policies and Contract Benefits:

     Liabilities for future policy benefits for term life contracts are calculated using the net level premium method and assumptions as to investment yields, mortality and withdrawals. These assumptions are based on projections and past experience and include provisions for possible unfavorable deviation. These assumptions are made at the time the contract is issued.

     Liabilities for future policy benefits for traditional whole life contracts are calculated using the net level premium method and assumptions as to interest and mortality. Reserve interest assumptions are level and range from 2.5% to 4.5%. The average rate of assumed investment yields used in estimating gross margins was 7.5% in 2000 and 1999. Traditional whole life is written on a participating basis with a provision for dividends to policyholders (see Participating Policyholders' Interest).

     Liabilities for future policy and contract benefits on universal life-type and investment-type contracts are based on the policy account balance.

     The liabilities for future policy and contract benefits for long-term disability income contracts are based upon interest rate assumptions and morbidity and termination rates from published tables.

Present Value of Future Profits ("PVFP"):


($ in thousands)                                                             2000                1999
-------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                $28,571               $----
Additions arising from acquisitions                                          ----              29,676
Amortization during the year                                               (1,983)             (1,105)
-------------------------------------------------------------------------------------------------------
Balance, end of year                                                      $26,588             $28,571
=======================================================================================================

Interest accrued on unamortized balance during the year                    $1,755              $1,250
=======================================================================================================
Interest accrual rate                                                    5.1%-7.3%           4.6%-6.3%
=======================================================================================================


     The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of an acquisition is recorded as PVFP. This balance is amortized and evaluated for recoverability in the same manner as the deferred acquisition costs described above. PVFP amortization is projected to range from 8.3% to 12.1% of the December 31, 2000 unamortized balance for each of the next five years.

Property and Equipment:

     Property and equipment are stated at cost, net of accumulated depreciation. The Company uses the straight-line method of depreciation. The estimated useful lives of the Company's depreciable assets range from 10 to 20 years for property and 3 to 7 years for equipment and software. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Participating Policyholders' Interest:

     A significant portion of the life insurance segment's products is written on a "participating" basis, as defined in the New York State insurance law. Participating insurance represented 83% of the total life insurance in force at December 31, 2000 and 78% of the total statutory premiums collected for the year ended December 31, 2000.

     Profits earned on participating business are reserved for the payment of dividends to policyholders except for the stockholders' share of profits on participating policies, which is limited to the greater of 10% of the profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in force. Participating policyholders' interest includes the accumulated net income from participating policies reserved for payment to such policyholders in the form of dividends (less net income allocated to stockholders as indicated above) as well as a pro rata portion of unrealized investment gains (losses), net of tax. The Board of Directors approves dividends to policyholders.

     In addition to the greater of 10% of the profit on participating business or 50 cents per thousand dollars of the face amount of participating life insurance in force, earnings available to common stockholders consists of earnings on non-participating business and a pro rata share of net investment income and realized investment gains (losses).

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

    The impact of including Excess Interest and Spreads in the Company's estimate of the profits on participating life insurance business allocable to stockholders increased the profits allocable to stockholders and is included in participating policyholders' interest on the accompanying Consolidated Statements of Income and Comprehensive Income. The effect of retroactively including Excess Interest and Spreads in the Company's calculation of its estimate of profits on participating life insurance business allocable to stockholders for periods through December 31, 1999 increased net income for the year ended December 31, 2000 by $12.7 million (after tax expense of $6.3 million) or $2.07 per common share on a fully diluted basis.

     For the years ended December 31, 2000 and December 31, 1999, participating policyholder dividends were $10.5 million and $7.2 million, respectively, and
(loss) income attributable to participating policyholders was $(8.5) million and $9.7 million, respectively.

Guaranty Fund Assessments:

     The Company accrues assessments levied by guaranty associations, and potential assessments for events that have occurred, in certain states.

Dividend Policy:

     The Company has never paid cash dividends on shares of common stock. The Company currently intends to retain any earnings in order to develop its business and support its operations, and, as such, does not anticipate that it will pay dividends to stockholders in the foreseeable future. The declaration and payment of dividends in the future are at the discretion of the Board of Directors of the Company, are subject to certain regulatory constraints and will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and other factors.

Future Application of Accounting Standards:

     In June 1999, the Financial Accounting Standards Board ("FASB") delayed the effective date of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. This statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings.

     The delay in implementation was effected through the issuance of SFAS No. 137, which extends the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. Therefore, the Company adopted the provisions of SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Since the Company does not have any investments in derivative financial instruments, the adoption of these statements did not have an impact on the Company's financial statements.

     In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance (the "Codification"), which will replace the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting. Statutory accounting is a comprehensive basis of accounting based on prescribed accounting practices, which include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. The Codification provides guidance for the areas where statutory accounting has been silent and changes current statutory accounting in some areas. The NAIC has established January 1, 2001 as the effective date of the Codification. However, individual states retain the right to adopt Codification in whole or in part. The New York Insurance Department has adopted the Codification, with modifications to conform to provisions in New York statute which conflict with particular points in the Codification rules. The impact of adopting Codification will be reported as an adjustment to the statutory surplus of our insurance subsidiaries on the effective date. The Company estimates the adoption of the Codification will increase the statutory surplus of its insurance subsidiaries by approximately $5.5 million in the aggregate. The Company expects that statutory surplus after adoption will continue to be in excess of the regulatory risk-based capital requirements.

     In 2000, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 sets forth the rules for (1) recognizing interest income (including amortization of premium or discount) on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities and (2) determining when these securities must be written down to fair value because of impairment. EITF 99-20 adopts the "prospective method" for adjusting the level yield used to recognize interest income when estimates of future cash flows on the security either increase or decrease since the date of the last evaluation. The impairment provisions of EITF 99-20 generally require an other-than-temporary write down for any decrease in the estimated future cash flows from the security when the fair value of the security is less than the carrying amount. EITF 99-20 if effective for the Company in the second quarter of 2001. The adoption of EITF 99-20 will not have a material impact on the Company's financial statements.

3. Merger Agreement with American National Insurance Company

     On October 31, 2000, Farm Family Holdings announced that it entered into an Agreement and Plan of Merger, dated as of October 31, 2000, among Farm Family Holdings, American National Insurance Company ("American National"), a Texas insurance company, and American National Acquisition Company, a newly formed Delaware corporation and subsidiary of American National.

     Under the terms of the merger agreement, American National will acquire Farm Family Holdings at a price of $44 per share for Farm Family Holdings' common stock and $35.72 per share for Farm Family Holdings' Series A Preferred Stock in cash. The consideration to be paid to the holders of the Series A Preferred Stock will also include any accrued and unpaid dividends thereon to the closing date. As a result of the merger, Farm Family Holdings will become a wholly owned subsidiary of American National.

     See Note 12 to the Consolidated Financial Statements for information regarding effects of the adoption of the merger agreement by Farm Family Holdings' stockholders on the Company's stock compensation plan and merger-related retention payments, Note 16 to the Consolidated Financial Statements for information regarding merger termination fees and Note 20 to the Consolidated Financial Statements for subsequent events relating to the merger.

4. Net Income Per Share

     The following table for the years ended December 31, 2000, 1999 and 1998 presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                               2000           1999           1998
Net income available to common stockholders                             $30,114,000    $18,618,000    $18,671,000
==================================================================================================================
Weighted average number of
    shares in basic earnings per share                                    6,046,521      5,882,968      5,253,813
Effect of stock options                                                      55,947         65,245         50,152
------------------------------------------------------------------------------------------------------------------
Weighted average number
    of shares in diluted earnings per share                               6,102,468      5,948,213      5,303,965
==================================================================================================================
Basic net income per share                                                    $4.98          $3.16          $3.55
==================================================================================================================
Diluted net income per share                                                  $4.93          $3.13          $3.52
==================================================================================================================

5. Investments

     The amortized cost, fair value and gross unrealized gains and losses of available for sale securities and held to maturity securities at December 31, 2000 and 1999 are as follows:

                                                                   Amortized        Gross Unrealized         Fair
($ in thousands)                                                     Cost             Gains Losses           Value
-------------------------------------------------------------------------------------------------------------------
2000
Available for Sale
Fixed maturities:
U.S. Government & Agencies                                           $15,270         $512         $32      $15,750
States, Municipalities & Political Subdivisions                      184,060        3,165       1,567      185,658
Corporate                                                            594,382        5,498      22,585      577,295
Mortgage-backed Securities                                           215,066        2,859       1,725      216,200
Redeemable Preferred Stock                                            14,061          190         714       13,537
-------------------------------------------------------------------------------------------------------------------
 Total fixed maturities                                            1,022,839       12,224      26,623    1,008,440
Equity securities                                                     37,392        7,566       4,034       40,924
-------------------------------------------------------------------------------------------------------------------
Total Available for Sale                                          $1,060,231      $19,790     $30,657   $1,049,364
===================================================================================================================
Held to Maturity
Fixed maturities:
States, Municipalities & Political Subdivisions                       $2,630          $12       $----       $2,642
Corporate                                                              3,799          217          24        3,992
-------------------------------------------------------------------------------------------------------------------
Total Held to Maturity                                                $6,429         $229         $24       $6,634
===================================================================================================================


                                                                  Amortized         Gross Unrealized          Fair
($ in thousands)                                                     Cost             Gains Losses            Value
-------------------------------------------------------------------------------------------------------------------
1999
Available for Sale
Fixed maturities:
U.S. Government & Agencies                                           $30,741         $274        $969      $30,046
States, Municipalities & Political Subdivisions                      196,311        1,020       8,207      189,124
Corporate                                                            558,252        1,781      30,350      529,683
Mortgage-backed Securities                                           202,091          432       6,088      196,435
Redeemable Preferred Stock                                            15,455          111         800       14,766
-------------------------------------------------------------------------------------------------------------------
 Total fixed maturities                                            1,002,850        3,618      46,414      960,054
Equity securities                                                     42,819        7,596       4,606       45,809
-------------------------------------------------------------------------------------------------------------------
  Total Available for Sale                                        $1,045,669      $11,214     $51,020   $1,005,863
===================================================================================================================
Held to Maturity
Fixed maturities:
States, Municipalities & Political Subdivisions                       $4,009          $21         $99       $3,931
Corporate                                                              3,962           17          90        3,889
-------------------------------------------------------------------------------------------------------------------
  Total Held to Maturity                                              $7,971          $38        $189       $7,820
===================================================================================================================

     The table below presents the amortized cost and fair value of fixed maturities at December 31, 2000, by contractual maturity. Actual maturities may differ from contractual maturities as a result of prepayments.

                                                           Available for Sale              Held to Maturity
                                                         Amortized      Fair             Amortized       Fair
($ in thousands)                                            Cost        Value              Cost          Value
----------------------------------------------------------------------------------------------------------------
Due in one year or less                                     $67,902       $67,255          $1,040        $1,052
Due after one year through five years                       394,479       395,244           2,762         2,894
Due after five years through ten years                      293,431       293,585           2,627         2,688
Due after ten years                                         267,027       252,356            ----          ----
----------------------------------------------------------------------------------------------------------------
   Total                                                 $1,022,839    $1,008,440          $6,429        $6,634
================================================================================================================

     Unrealized investment gains and losses on fixed maturities classified as available for sale and equity securities included in stockholders' equity as accumulated other comprehensive income and in participating policyholders' interest at December 31, 2000 are as follows:

                                                  Cost/                                                    Net
                                                 Amortized       Fair            Gross Unrealized       Unrealized
($ in thousands)                                  Cost           Value           Gains     Losses      Gains(Losses)
-------------------------------------------------------------------------------------------------------------------
Fixed maturities available for sale               $1,022,839   $1,008,440       $12,224    $26,623       $(14,399)
Equity securities                                     37,392       40,924         7,566      4,034          3,532
-------------------------------------------------------------------------------------------------------------------
    Total                                         $1,060,231   $1,049,364       $19,790    $30,657        (10,867)
                                              =====================================================
Deferred income taxes                                                                                       3,803
                                                                                                   ----------------
   Total net unrealized loss                                                                               (7,064)
Net unrealized losses attributable to
 participating policyholders' interest                                                                     10,528
                                                                                                   ----------------
    Total                                                                                                  $3,464
                                                                                                   ================


     The change in unrealized appreciation (depreciation) of investments included in stockholders' equity as accumulated other comprehensive income and participating policyholders' interest is as follows:


($ in thousands)                                                                2000          1999          1998
-------------------------------------------------------------------------------------------------------------------
Fixed maturities available for sale                                          $28,149       $(55,782)       $2,781
Equity securities                                                                542          1,012           809
-------------------------------------------------------------------------------------------------------------------
                                                                              28,691        (54,770)        3,590
Deferred income taxes                                                         10,129         19,170        (1,257)
-------------------------------------------------------------------------------------------------------------------
    Total change in unrealized appreciation (depreciation)                    18,562        (35,600)        2,333
Change in unrealized appreciation (depreciation) of investments
attributable to participating policyholders' interest                        (12,555)        23,332          ----
-------------------------------------------------------------------------------------------------------------------
    Total                                                                     $6,007       $(12,268)       $2,333
===================================================================================================================

     The components of net investment income for the years 2000, 1999 and 1998 are as follows:

 ($ in thousands)                                                                  2000        1999          1998
-------------------------------------------------------------------------------------------------------------------
Interest on fixed maturities                                                    $70,833     $55,959       $19,031
Dividends from equity securities                                                  1,234         699           179
Interest on mortgage loans                                                        2,213       1,319            90
Interest on short-term investments                                                2,411         976           458
Interest on policy loans                                                          1,868       1,347          ----
Other, net                                                                           82          66            43
-------------------------------------------------------------------------------------------------------------------
   Gross investment income                                                       78,641      60,366        19,801
Investment expense                                                               (2,943)     (1,808)         (682)
-------------------------------------------------------------------------------------------------------------------
   Net investment income                                                        $75,698     $58,558       $19,119
===================================================================================================================

     The amount of net investment income attributable to participating policyholders for 2000 and 1999 was approximately $36.3 million and $29.0 million, respectively. There were no participating policyholders prior to the acquisition of Farm Family Life effective April 6, 1999.

     A summary of realized investment gains (losses), net for the years 2000, 1999 and 1998 is as follows:

 ($ in thousands)                                                                    2000          1999         1998
---------------------------------------------------------------------------------------------------------------------
Fixed maturity securities
  Gross gains                                                                        $376           174          629
  Gross losses                                                                     (4,291)       (2,926)         (31)
---------------------------------------------------------------------------------------------------------------------
   Total fixed maturity securities                                                 (3,915)      $(2,752)        $598
---------------------------------------------------------------------------------------------------------------------
Equity securities
  Gross gains                                                                       1,398           541            1
  Gross losses                                                                     (1,391)          (48)        ----
---------------------------------------------------------------------------------------------------------------------
   Total equity securities                                                              7           493            1
---------------------------------------------------------------------------------------------------------------------
Other invested assets                                                                ----           275         (148)
---------------------------------------------------------------------------------------------------------------------
 Total                                                                            $(3,908)      $(1,984)        $451
=====================================================================================================================

     The amount of net realized investment losses attributable to participating policyholders for 2000 and 1999 was approximately $2.4 million and $1.6 million, respectively. There were no participating policyholders prior to the acquisition of Farm Family Life effective April 6, 1999.

6. Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2000 and 1999. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, insurance receivables, receivables from affiliates, accrued investment income and other assets, and accrued expenses and other liabilities, all of which had fair values approximating carrying values. As a number of the Company's significant assets (including deferred acquisition costs, and deferred income taxes) and liabilities (including reserves for property/casualty insurance losses and loss adjustment expenses and reserves for life policies and contract benefits) are not considered financial instruments, the disclosures that follow do not reflect the fair value of the Company as a whole.

                                                                      2000                         1999
-------------------------------------------------------------------------------------------------------------------
 ($ in thousands)                                              Carrying        Fair         Carrying        Fair
                                                                 Value         Value          Value         Value
-------------------------------------------------------------------------------------------------------------------
Assets:
  Fixed maturities                                            $1,014,869   $1,015,074        $968,025     $967,874
  Equity securities                                               40,924       40,924          45,809       45,809
  Mortgage loans                                                  30,928       31,703          26,832       26,832
  Policy loans                                                    31,816       31,816          30,839       30,839
  Other invested assets                                              339          339             176          176
Liabilities:
  Funds on deposit from policyholders                            412,733      414,433         416,971      415,223

     The following methods and assumptions were used in estimating the fair value disclosures for the financial instruments:

     Fixed maturities, equity securities and other invested assets - The fair value is based upon quoted market prices where available or from independent pricing services.

     Mortgage loans - The fair value is based on discounted cash flows using interest rates at which similar loans would be made to borrowers with similar characteristics.

     Policy loans - Future cash flows of policy loans are uncertain and difficult to predict. Therefore management believes that the fair value of policy loans approximates the unpaid principal balance.

     Funds on deposit from policyholders - Deposit funds include investment contracts that earn interest at either fixed or variable rates. Interest rates are adjusted monthly to market rates for those investment contracts with a variable rate. The carrying value is the fair value for these liabilities. Other investment contracts earn interest at a fixed rate for one, three or five-year terms. Fair value for these liabilities is set by discounting future cash flows to present value at current market rates.

     Fair values for the Company's off-balance-sheet instruments (letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The fair value of the Company's off-balance-sheet instruments at December 31, 2000 is not considered to be material.

7. Property and Equipment

     The carrying value of the Company's property and equipment at December 31 is as follows:

($ in thousands)                                                      2000          1999
------------------------------------------------------------------------------------------
Home office building and grounds                                    $9,039        $8,898
Furniture and equipment                                              6,083         5,223
Software                                                             2,515         1,828
Automobiles                                                            540           506
------------------------------------------------------------------------------------------
                                                                    18,177        16,455
Accumulated amortization and depreciation                           (4,010)       (1,935)
------------------------------------------------------------------------------------------
     Property and equipment, net                                   $14,167       $14,520
==========================================================================================

     Amortization and depreciation expense was $2.4 million for 2000 and $2.0 million for 1999. Included in these totals are amortization expense relating to software of $0.2 million for 2000 and $0.1 million for 1999.

8. Reinsurance

     The Company purchases property and casualty reinsurance to limit its exposure to losses from catastrophic events, such as hurricanes, tornadoes or earthquakes, and to limit losses from any single large risk. Reinsurance contracts do not relieve the Company from its obligations to policyholders as the primary insurer. The Company evaluates the financial condition of its reinsurers and monitors concentrations of risk arising from similar geographic regions, activities and economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company regularly evaluates amounts recoverable and an allowance for uncollectible reinsurance is provided when collection is in doubt. At December 31, 2000 and 1999, the Company determined it was not necessary to provide an allowance for uncollectible reinsurance. Reinsurance receivables at December 31, 2000 include $34.7 million related to the property and casualty insurance segment and $1.7 million related to the life insurance segment. Approximately 92% of the property and casualty reinsurance receivable balances at December 31, 2000 were due from eight reinsurers.

     Effective December 31, 1997, the Company revised its property and casualty reinsurance program. Certain reinsurance agreements with its affiliate, United Farm Family, were terminated effective December 31, 1997. As a result, United Farm Family discontinued reinsuring losses incurred by Farm Family Casualty which exceeded $100,000 up to $300,000 and, accordingly, Farm Family Casualty's retention increased from $100,000 to $300,000 effective January 1, 1998. The Company's property catastrophe reinsurance provides $48 million of protection per event in excess of a $3 million retention. In addition, the Company has aggregate stop loss reinsurance covering: net property losses incurred in excess of 65% of net earned property premiums, up to a maximum of $5.0 million per accident year, for accident year 2000; and net losses incurred in excess of 66% of net earned premiums, up to a maximum of $12.5 million per accident year, for accident years 1998 and 1999. Aggregate stop loss reinsurance covers our direct written and assumed reinsurance business, net of reinsurance ceded. The Company's reinsurance program is structured to partially mitigate the impact of large or unusual losses as well as the aggregation of smaller, more frequent losses on liquidity and operating results.

     The Company also purchases reinsurance for its life insurance and accident and health lines of business in part to mitigate the impact of large or unusual claims on its liquidity and operating results. The Company's life insurance reinsurance program provides for coverage for individual life insurance claims greater than $400,000.

     The effects of reinsurance on premiums written and earned, and losses and loss adjustment expenses incurred, for the years ended December 31, were as follows:


($ in thousands)                                                                    2000           1999          1998
-----------------------------------------------------------------------------------------------------------------------
Premiums From Property/Casualty Insurance Written
Direct                                                                           227,308       $192,995      $185,139
Assumed                                                                           10,678         14,144        15,034
Ceded to non-affiliates                                                          (14,803)       (15,437)      (11,349)
-----------------------------------------------------------------------------------------------------------------------
   Premiums written, net of reinsurance                                         $223,183       $191,702      $188,824
=======================================================================================================================

Premiums From Property/Casualty Insurance Earned
Direct                                                                          $202,650       $189,337      $180,996
Assumed                                                                           13,104         14,969        14,037
Ceded to non-affiliates                                                          (14,607)       (15,385)      (13,277)
-----------------------------------------------------------------------------------------------------------------------
   Premiums earned, net of reinsurance                                          $201,147       $188,921      $181,756
=======================================================================================================================

Losses and Loss Adjustment Expenses Incurred
Direct                                                                          $166,175       $142,883      $137,003
Assumed                                                                            8,999          8,023         8,835
Ceded to United Farm Family                                                         ----            288        (1,050)
Ceded to non-affiliates                                                          (17,336)        (9,685)      (10,486)
-----------------------------------------------------------------------------------------------------------------------
   Losses and loss adjustment expenses incurred,
    net of reinsurance                                                          $157,838       $141,509      $134,302
=======================================================================================================================

Premiums From Life and Health Insurance and Contract Charges
Direct                                                                           $40,023        $28,917         $----
Reinsurance ceded                                                                 (1,929)        (1,118)         ----
-----------------------------------------------------------------------------------------------------------------------
   Premiums from life and health insurance and
    contract charges, net of reinsurance                                         $38,094        $27,799         $----
=======================================================================================================================

9. Income Taxes

     The components of the deferred income tax assets and liabilities at December 31, 2000 and 1999 are:

($ in thousands)                                                                       2000           1999
-------------------------------------------------------------------------------------------------------------
Deferred Income Tax Assets
Reserves for losses and loss adjustment expenses                                     $6,729         $6,633
Participating policyholders' interest                                                19,683         22,775
Reserves for life policies and contract benefits and funds on deposit
  from policyholders                                                                 13,883         13,160
Net operating loss carryforward(1)                                                    1,583            482
Unrealized investment losses, net                                                     3,803         13,932
Unearned premium reserve                                                              6,735          5,187
Accrued expenses                                                                      4,021          4,697
Other                                                                                   194            336
-------------------------------------------------------------------------------------------------------------
    Total deferred income tax assets                                                 56,631         67,202
-------------------------------------------------------------------------------------------------------------

Deferred Income Tax Liabilities
Deferred acquisition costs                                                            5,399          3,251
Investments                                                                          16,320         19,453
Present value of future profits                                                       9,305         10,000
Property and equipment                                                                1,880          1,474
Limited partnership investment                                                          817            850
Premium and agent balances                                                               81            829
Other                                                                                 1,388          1,740
-------------------------------------------------------------------------------------------------------------
    Total deferred income tax liabilities                                            35,190         37,597
-------------------------------------------------------------------------------------------------------------
         Net deferred income tax asset                                              $21,441        $29,605
=============================================================================================================

(1) The Company's net operating loss carryforward amount is available to offset future taxable income through 2020.

There was no valuation allowance for deferred income tax assets as of December 31, 2000 or 1999. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Management believes the benefits of the deductible differences recognized as of December 31, 2000 and 1999 will ultimately be realized.

     The components of income tax expense (benefit) for the years ended December 31, are as follows:

 ($ in thousands)                                                   2000          1999           1998
-------------------------------------------------------------------------------------------------------
Current                                                          $11,111        $8,724         $6,782
Deferred                                                           2,089        (1,284)         1,472
-------------------------------------------------------------------------------------------------------
   Total income tax expense                                     $ 13,200        $7,440         $8,254
=======================================================================================================

     The Company paid income taxes of $ 9.7 million, $9.8 million, and $6.7 million in 2000, 1999 and 1998 respectively.

     A reconciliation of the differences between the Company's effective tax rates and the United States federal income tax rates for the years ended December 31, 2000, 1999 and 1998 is as follows:

% of Pretax Income                                                              2000       1999        1998
--------------------------------------------------------------------------------------------------------------
Income tax provision at prevailing rates                                       35.00%     35.00%      35.00%
Tax effect of:
Tax exempt interest income                                                     (3.59)     (5.60)      (3.45)
Dividends received deduction                                                   (0.59)     (0.83)      (0.63)
Other, net                                                                     (0.59)     (0.32)      (0.26)
--------------------------------------------------------------------------------------------------------------
Federal income tax expense                                                     30.23%     28.25%      30.66%
==============================================================================================================

10. Reserves for Losses and Loss Adjustment Expenses

     As described in Note 2, the Company establishes reserves for losses and loss adjustment expenses on reported and incurred but not reported claims. The establishment of appropriate reserves for losses and loss adjustment expenses is an inherently uncertain process and the ultimate cost may vary materially from the recorded amounts. Reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current operations.

     The following table provides a reconciliation of beginning and ending liability balances for reserves for losses and loss adjustment expenses for the years ended December 31, 2000, 1999 and 1998.


($ in thousands)                                                                   2000         1999         1998
-------------------------------------------------------------------------------------------------------------------
Reserves for losses and loss adjustment
    expenses at beginning of year                                              $186,130     $174,435     $156,622
Less reinsurance recoverables and receivables                                   (20,852)     (30,908)     (29,054)
-------------------------------------------------------------------------------------------------------------------
Net reserves for losses and loss adjustment expenses at beginning of year       165,278      143,527      127,568
Net reserves for losses and loss adjustment expenses from the acquisition
    of United Farm Family                                                          ----       12,335         ----
-------------------------------------------------------------------------------------------------------------------
                                                                                165,278      155,862      127,568
-------------------------------------------------------------------------------------------------------------------
Incurred losses and loss adjustment expenses:
    Provision for insured events of current year                                159,908      146,829      138,201
    Decrease in provision for insured events of prior years                      (2,070)      (5,320)      (3,899)
-------------------------------------------------------------------------------------------------------------------
     Total incurred losses and loss adjustment expenses                         157,838      141,509      134,302
-------------------------------------------------------------------------------------------------------------------
Payments:
   Losses and loss adjustment expenses
     attributable to insured events of current year                              74,260       70,463       70,098
   Losses and loss adjustment expenses
     attributable to insured events of prior years                               68,203       61,630       48,245
-------------------------------------------------------------------------------------------------------------------
     Total payments                                                             142,463      132,093      118,343
-------------------------------------------------------------------------------------------------------------------
Net reserves for losses and loss adjustment expenses at end of year             180,653      165,278      143,527
Plus reinsurance recoverables and receivables                                    33,022       20,852       30,908
-------------------------------------------------------------------------------------------------------------------
Reserves for losses and loss adjustment expenses at end of year                $213,675     $186,130     $174,435
===================================================================================================================

     The Company does not discount reserves for losses and loss adjustment expenses except for certain lifetime workers' compensation indemnity reserves it assumes from mandatory pools. The amount of such discounted reserves was $1.7 million (net of a discount of $1.1 million), $2.4 million (net of a discount of $1.2 million), and $3.3 million (net of a discount of $1.2 million) for December 31, 2000, 1999 and 1998, respectively.

11. Debt

     At December 31, 2000, the Company had no outstanding debt. On April 1, 1998 the Company redeemed all of its outstanding debt, consisting of $293,000 of debentures and $975,000 of subordinated surplus certificates, plus accrued interest of $127,000. The debentures and subordinated surplus certificates paid interest at the rate of 8% per annum, had no maturity date, and principal and interest were repayable only with the approval of the Insurance Department of the State of New York. No single holder held more than 5% of the outstanding debentures or subordinated surplus certificates at the time of redemption. The Company paid interest of $127,000 for the year ended December 31, 1998.

    At December 31, 2000, the Company had a revolving credit agreement with three banks, providing for uncollateralized borrowings of up to $30.0 million with no amounts outstanding. Effective January 2001, the committed amount decreased to $20.0 million. Pursuant to the merger agreement with American National, Farm Family Holdings may not borrow against the line of credit prior to the closing of the merger with American National, without the prior consent of American National. Upon the closing of the merger, the revolving credit agreement will be terminated.

12. Benefits Plans

Pension and Other Postretirement Benefit Plans:

     The Company sponsors a qualified noncontributory defined benefit pension plan covering substantially all of the Company's full time employees hired prior to January 1, 1997. Effective January 1, 1997, Farm Family Casualty and Farm Family Life froze benefits available through the defined benefit plan. The Company also provides life insurance benefits through a postretirement benefit plan for retired employees meeting certain age and length of service requirements. These benefits are shown as "Other Benefits" in the tables below. Benefits under the postretirement benefit plan are provided by a group term life insurance policy issued by Farm Family Life.

     The change in benefit obligation for the plans for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                        Pension Benefits                     Other Benefits
                                                    ------------------------           ---------------------------
($ in thousands)                                    2000      1999      1998           2000       1999        1998
--------------------------------------------------------------------------------------------------------------------
 Benefit obligation at beginning of year         $21,259   $22,324   $20,785           $989     $1,131        $989
 Service cost                                       ----      ----      ----             29         34          26
 Interest cost                                     1,491     1,461     1,416             71         66          62
 Actuarial (gain) / loss                             677         3        50             49         (6)        (88)
 Benefits paid                                    (1,407)   (1,274)   (1,328)           (66)       (58)        (28)
 Changes in assumptions                             ----      (650)    1,401           ----       (178)        170
 Curtailment gain                                   ----      (605)     ----           ----       ----        ----
 ------------------------------------------------------------------------------------------------------------------
 Benefit obligation at end of year              $ 22,020   $21,259   $22,324         $1,072       $989      $1,131
 ==================================================================================================================

     The change in plan assets for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                  Pension Benefits                         Other Benefits
                                             --------------------------             ----------------------------
 ($ in thousands)                            2000      1999        1998             2000       1999         1998
-------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at
beginning of year                         $22,442   $20,770     $19,026            $----      $----        $----
Actual return on plan assets                  241     2,754       2,944             ----       ----         ----
Service cost                                  (48)      (58)        (72)            ----       ----         ----
Employer contribution                         250       250         200               66         58           28
Benefits paid                              (1,407)   (1,274)     (1,328)             (66)       (58)         (28)
-------------------------------------------------------------------------------------------------------------------
Fair value of  plan assets at
end of year                              $ 21,478   $22,442     $20,770            $----      $----        $----
===================================================================================================================

     Pension plan assets include an unallocated group annuity contract issued by Farm Family Life. The fair value of the contract was $2,839,000, $852,000, and $870,000 at December 31, 2000, 1999, and 1998, respectively.

     The components of the plans' accrued benefit cost as of December 31, 2000, 1999 and 1998 are as follows:

                                                     Pension Benefits                       Other Benefits
                                                --------------------------           ---------------------------
($ in thousands)                                2000       1999       1998           2000      1999         1998
-------------------------------------------------------------------------------------------------------------------
Funded  status                                 $(541)    $1,183    $(1,554)       $(1,072)    $(989)     $(1,131)
Unrecognized net actuarial (gain) loss           273     (1,909)      (121)          ----      ----         ----
Unrecognized net gain                           ----       ----       ----           (147)     (199)         (15)
Unrecognized transition obligation              ----       ----       ----            617       664          712
Adjustment required to recognize
   minimum liability                            (273)      ----       ----           ----      ----         ----
-------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                           $(541)     $(726)   $(1,675)         $(602)    $(524)       $(434)
===================================================================================================================

     Weighted-average assumptions as of December 31, 2000, 1999 and 1998 are as follows:

                                                         Pension Benefits                   Other Benefits
                                                    ---------------------------       ---------------------------
                                                    2000       1999        1998       2000       1999        1998
------------------------------------------------------------------------------------------------------------------
Discount rate                                       7.0%       7.0%        6.5%       7.0%       7.0%        6.0%
Expected  return on plan assets                     8.0%       8.0%        8.0%       0.0%       0.0%        0.0%
Rate of  compensation increase                      0.0%       0.0%        0.0%       4.0%       4.0%        4.0%


     The rate of compensation increase assumptions for pension benefits are zero, because benefits under the pension plan were frozen as of January 1, 1997.

     The components of net periodic pension expense (benefit) and the net periodic other benefit expense for the plans for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                        Pension Benefits                    Other Benefits
                                                  ----------------------------        -------------------------
 ($ in thousands)                                 2000         1999       1998        2000      1999       1998
-------------------------------------------------------------------------------------------------------------------
Service cost                                       $48          $58        $72         $29       $34        $26
Interest cost                                    1,491        1,461      1,416          71        66         62
Expected return on plan assets                  (1,746)      (1,613)    (1,473)       ----      ----       ----
Amortization of unrecognized
   net gain                                       ----         ----        (34)         (3)     ----         (7)
Amortization of unrecognized transition
   obligation                                     ----         ----       ----          47        47         47
Curtailment gain                                  ----         (605)      ----        ----      ----       ----
-------------------------------------------------------------------------------------------------------------------
Net periodic expense (benefit)                   $(207)       $(699)      $(19)       $144      $147       $128
===================================================================================================================

     The Company's portion of net periodic pension benefit for the years ended December 31, 2000, 1999 and 1998 was $(207,000), $(505,000), and $(12,000),
respectively.

     The Company's portion of net periodic other benefits for the years ended December 31, 2000, 1999 and 1998 was $144,000, $137,000, and $85,000,
respectively.

Incentive Savings Plans:

     The Company sponsors incentive savings plans for the benefit of its employees. A portion of the contributions made by the Company are discretionary, based on the profits earned by the Company. The Company's expense associated with the plans was $1.5 million, $1.2 million, and $0.9 million in 2000, 1999 and 1998, respectively.

Stock Compensation Plan:

     The Company sponsors the Omnibus Securities Plan (the "Securities Plan"), under which up to 1,000,000 shares of common stock are available for award to key employees. Stock options granted under the Securities Plan may be either incentive stock options ("ISO's") or non-qualified stock options ("NQSO's"). For ISO's, the option price may be no less than the fair market value on the date of the grant. For NQSO's, the option price may be no less than 85% of the fair market value on the date of grant. All granted options have been at exercise prices equal to the fair value of the Company's common stock on the applicable grant date. The options granted vest annually in approximately equal amounts over a three-year period. The options granted may be exercised when vested and will expire ten years after the date of grant.

     The following table summarizes the changes in stock options for years ended December 31, as follows:

                                                Number of Shares      Option Price Range        Weighted Average
                                                Subject to Option         Per Share              Exercise Price
---------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1998                          210,000                   $22.56                  $22.56
Granted                                                    ----                     ----                    ----
Exercised                                                  ----                     ----                    ----
Forfeited                                                  ----                     ----                    ----
---------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                        210,000                    22.56                   22.56
Granted                                                 258,000              32.31-32.63                   32.61
Exercised                                                  ----                     ----                    ----
Forfeited                                               (21,700)             22.56-32.63                   31.84
---------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                        446,300              22.56-32.63                   27.92
Granted                                                 126,000                    30.09                   30.09
Exercised                                                (3,300)                   22.56                   22.56
Forfeited                                                (6,350)             30.09-32.63                   31.43
---------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                        562,650             $22.56-32.63                  $28.40
=====================================================================================================================
Exercisable at December 31, 1999                        208,300                   $22.56                  $22.56
=====================================================================================================================
Exercisable at December 31, 2000                        283,435             $22.56-32.63                  $25.33
=====================================================================================================================

     No stock options were exercisable at December 31, 1998.
     The Company has elected to follow APB 25 and related interpretations in accounting for the Securities Plan. Under APB 25, because the exercise price of the Company's stock options equals the fair market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company had determined the compensation expense of the Securities Plan as prescribed by Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                        2000                    1999                    1998
                                             -------------------------- ---------------------- ----------------------
                                                  As                       As                      As
($ in thousands, except per share amounts)     reported     Pro forma   reported    Pro forma   reported    Pro forma
----------------------------------------------------------------------- ---------------------- ----------------------
Net income                                       $30,114     $29,280     $18,618     $17,676     $18,671     $18,271
Basic earnings per share                           $4.98       $4.84       $3.16       $3.00       $3.55       $3.48
Diluted earnings per share                         $4.93       $4.80       $3.13       $2.97       $3.52       $3.44

     The per share weighted-average fair value of the options granted in 2000 and 1999 was $12.23 and $12.24, respectively, estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

1998 - no options were granted.
1999 - dividend yield of 0.0%, expected volatility of 25.64%, risk-free interest rate of 5.32%, and an expected life of six years.
2000 - dividend yield of 0.0%, expected volatility of 27.25%, risk-free interest rate of 6.15%, and an expected life of six years.

     At December 31, 2000 the weighted-average contractual life of the outstanding options is 7.6 years.

     Upon adoption of the merger agreement with American National by Farm Family Holdings' stockholders (see Notes 3 and 20 to the Consolidated Financial Statements), all outstanding stock options that have been granted to Farm Family Holdings' directors and officers under the Omnibus Securities Plan will vest and become exercisable. Immediately before the effective time of the merger, all outstanding stock options, whether or not vested or exercisable, will terminate and each holder of a terminated stock option will receive at the effective time of the merger a cash payment equal to the number of shares subject to his or her stock option multiplied by the excess, if any, of (1) the higher of the fair market value per share of Farm Family Holdings' common stock immediately prior to the adoption of the merger agreement, or the merger consideration per share of our common stock, which is $44.00 per share, over (2) the exercise price of the option. Based on the number of stock options outstanding as of December 31, 2000 and the exercise prices of those stock options, and assuming the merger consideration is higher than the fair market value of our common stock immediately prior to the adoption of the merger agreement by our stockholders, holders of outstanding stock options will receive approximately $8.7 million, in the aggregate, in exchange for termination of their stock options.

Merger-Related Retention Payments:

     In connection with the execution of the merger agreement with American National, Farm Family Holdings entered into employment agreements providing that certain executive officers of the Company will be entitled to receive retention payments on the effective date of the merger and at the end of each of the three successive six-month periods following the effective date of the merger. The total aggregate amount of these payments is $3.9 million, with $2.6 million of this amount due at the effective time of the merger. See Notes 3 and 20 to the Consolidated Financial Statements.

13. Related Party Transactions

     Prior to Farm Family Holdings' acquisition of Farm Family Life effective April 6, 1999, the operations of Farm Family Holdings (including Farm Family Casualty) were closely related with those of Farm Family Life and Farm Family Life's wholly owned subsidiary, United Farm Family. The affiliated companies operate under similar Boards of Directors, with similar senior management and shared home office premises, branch office facilities, data processing equipment, certain personnel and other operational expenses. Expenses are shared based on each company's estimated level of usage. The operations of Farm Family Life, which were not previously consolidated with Farm Family Holdings, have been consolidated subsequent to the acquisition by Farm Family Holdings. For each of the periods January 1, 1999 through April 6, 1999 and the year ended December 31, 1998, 68% of aggregate expenses totaling $7.7 million and $29.3 million, respectively, were allocated to the Company under an expense sharing agreement.

14. Preferred Stock

     Farm Family Holdings' Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock with a par value of $.01, issuable in classes or series. Of the 1,000,000 shares authorized, 163,214 shares of mandatory redeemable preferred stock have been issued and are outstanding and are reported in the accompanying consolidated balance sheets as mandatory redeemable preferred stock. The remaining 836,786 shares are reported in preferred stock in the stockholders' equity section. None of the remaining 836,786 shares have been issued as of December 31, 2000.

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

     See Notes 3 and 20 to the Consolidated Financial Statements for information regarding the merger agreement with American National.

15. Dividends and Statutory Financial Information

     Farm Family Holdings may receive dividends from subsidiaries, if declared and paid. The New York State Insurance Law regulates the distribution of dividends and other payments to Farm Family Holdings by Farm Family Casualty and Farm Family Life. As of December 31, 2000, the maximum amount of shareholder dividends that could be paid by Farm Family Casualty without the prior approval of the New York State Insurance Department (the "Department") was approximately $4.6 million. During 2000, Farm Family Casualty declared and paid dividends of $0.5 million to Farm Family Holdings.

    Effective September 20, 2000, New York State Insurance Law was amended to permit domestic stock life insurers to distribute shareholder dividends up to a certain threshold amount without the prior approval of the Department. Previously, the payment of shareholder dividends by Farm Family Life was subject to prior approval of the Department. The maximum amount of shareholder dividends that could be paid by Farm Family Life without the prior approval of the Department during 2001 is approximately $6.1 million. During 2000, Farm Family Life declared and paid dividends of $1.0 million to Farm Family Holdings with the prior approval of the Department.

     Net income and capital and surplus of the Company, as determined in accordance with statutory accounting practices are as follows:


($ in thousands)                                                            2000           1999           1998
---------------------------------------------------------------------------------------------------------------
Net income
   Property and casualty insurance(1)                                     $7,610        $14,350        $13,346
   Life insurance(2)                                                       6,677          7,843           ----
                                                                 ----------------------------------------------
     Total                                                               $14,287        $22,193        $13,346
                                                                 ==============================================
Capital and Surplus
   Property and casualty insurance                                      $136,030       $131,617       $105,165
   Life insurance                                                        115,048        110,374           ----
                                                                 ----------------------------------------------
     Total                                                              $251,078       $241,991       $105,165
                                                                 ==============================================

 (1) Net income under statutory accounting principles for 1999 includes the operations of United Farm Family for the entire year. The Company's net income under generally accepted accounting principles only includes the operations of United Farm Family since April 6, 1999 - the date it was acquired by Farm Family Holdings.

(2) Net income under statutory accounting principles for 1999 includes the operations for Farm Family Life for the entire year. The Company's net income under generally accepted accounting principles only includes the operations of Farm Family Life since April 6, 1999 - the date it was acquired by Farm Family Holdings.

     The National Association of Insurance Commissioners ("NAIC") requires insurance companies to calculate and report risk based capital information under a set of formulas which measure statutory capital and surplus needs based on a regulatory definition of the risks in a company's mix of products and its balance sheet. As of December 31, 2000, Farm Family Casualty's, Farm Family Life's and United Farm Family's total capital exceeds the threshold level of regulatory action, as defined by the NAIC.

16. Commitments, Contingencies and Uncertainties

     The Company is a party to litigation as a result of a $2 million investment in notes issued by FoxMeyer Corporation ("FoxMeyer"). The Company received full payment of these notes in 1996. FoxMeyer subsequently declared bankruptcy and other creditors are seeking recovery of amounts paid to the noteholders. Management is unable to estimate the amount of loss, if any, which may arise as a result of these proceedings.

     The Company is party to numerous other legal actions arising in the normal course of business. Management believes that resolution of these other legal actions will not have a material adverse effect on the Company's consolidated financial condition and results of operations.

     Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. The Company is subject to a concentration of risk within the Northeastern United States. For the years ended December 31, 2000, 1999 and 1998, approximately 59%, 62%, and 63%, respectively, of the Company's property and casualty direct premiums were written in the states of New York and New Jersey. In addition, for the years ended December 31, 2000 and 1999, approximately 58% and 59%, respectively, of the life insurance segement's collected life insurance premiums were derived from policies written in the states of New York and New Jersey. As a result of the concentration of the Company's business in the states of New York and New Jersey, and more generally, in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States, despite the Company's reinsurance program designed to mitigate the impact of adverse weather and catastrophic events on the Company's operating results.

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

     During the third quarter of 1998, the Company modified the agreements with its agents to include revised conditions under which eligible agents may receive extended earnings payments. In addition to the conditions described previously, extended earnings will be paid only if a successor agent(s) assumes the right to service the book of business of the eligible former agent and agrees to become primarily responsible for making the extended earnings payments. In the event that no successor agent(s) assumes the right to service the book of business of an eligible former agent, the Company has no obligation to make the extended earnings payments. The Company has no intention to waive this provision of its agreements with its agents. As a result, the successor agent(s), not the Company, will be the primary obligor responsible for extended earnings payments. Since the inception of the Program in 1986, the Company has always been able to identify successor agents willing to assume the rights to service such books of business. The Company will act as guarantor of the amounts payable to eligible former agents who have terminated their association with the Company by successor agents who agree to make the extended earnings payments. At December 31, 2000, the Company was guarantor of $1.7 million for such payments. The Company expects to enforce the terms of the guarantee in the event of default by a successor agent.

     Farm Family Casualty and Farm Family Life are each parties to Membership List Purchase Agreements with the state Farm Bureaus in Connecticut, Delaware, Maine, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, Vermont and West Virginia. The Membership List Purchase Agreements are for six years commencing on January 1, 1996. For the years ended December 31, 2000, 1999, and 1998, the Company incurred expense of $1.4 million, $1.2 million, and $0.7 million, respectively, to the Farm Bureaus pursuant to the Membership List Purchase Agreements.

     At December 31, 2000 and 1999, the gross amount of property and equipment and related depreciation recorded under capital leases was $348,000 and $365,000, respectively. The future minimum capital lease payments as of December 31, 2000 are approximately $132,000 per year for 2001 and 2002.

     The Company's liability for funds on deposit from policyholders includes amounts subject to discretionary withdrawal. Withdrawal characteristics as of December 31, 2000 are as follows:

   ($ in thousands)                                                          Amount        % of Total
   ------------------------------------------------------------------------------------------------------
   Surrender charge rate:
      Greater than or equal to 5%                                               $89,759            21.7%
      Less than 5%, but still subject to surrender charge                        62,541            15.2%
      Not subject to surrender charge                                           252,753            61.2%
   Not subject to discretionary withdrawal                                        7,680             1.9%
                                                                         --------------------------------
             Total funds on deposit from policyholders                         $412,733           100.0%
                                                                         ================================

     At December 31, 2000, the Company had $4.4 million of outstanding letters of credit. These letters of credit are issued to insurance companies reinsured by Farm Family Casualty and domiciled in states where Farm Family Casualty is not licensed or authorized as a reinsurer.

     In accordance with the merger agreement with American National (see Notes 3 and 20 to the Consolidated Financial Statements), Farm Family Holdings will be obligated to pay a $7.5 million "break-up" fee to American National if Farm Family Holdings enters into an agreement to consummate an alternative transaction or the merger agreement is terminated under certain circumstances by Farm Family Holdings or American National.

17. Unaudited Interim Financial Information

     The following table sets forth the unaudited quarterly financial information for the periods indicated.

                                                                              Quarter
                                                 ------------------------------------------------------------------
($ in thousands except per share data)                       1st            2nd              3rd              4th
-------------------------------------------------------------------------------------------------------------------
 2000
Revenues                                                  $75,991        $76,063          $79,746          $81,127
Net income                                                $16,409         $5,028           $5,214           $3,463
Per share:
Net income - Basic                                          $2.69          $0.83            $0.87            $0.58
Net income - Diluted                                        $2.66          $0.82            $0.86            $0.57

 1999
Revenues                                                  $53,724        $71,853          $75,867          $73,419
Net income                                                 $3,743         $5,154           $5,068           $4,653
Per share:
Net income - Basic                                          $0.71          $0.85            $0.83            $0.76
Net income - Diluted                                        $0.71          $0.84            $0.82            $0.75


18. Segment Information

     The Company has two reportable segments: property and casualty insurance and life insurance, which offer different products and services. The property and casualty insurance segment includes activities related to the Special Farm Package product, a flexible multi-line package of insurance coverages, and other insurance products covering personal and commercial automobiles, businessowners and homeowners. The life insurance segment includes activities related to individual whole life, term and universal life products, single and flexible premium deferred annuity products, single premium immediate annuity products and disability income insurance products. The Company uses operating income (net income excluding realized investment gains (losses) and nonrecurring items, net of taxes) to measure the financial results of its segments.

     "Corporate and other" includes holding company activities and operations not directly related to the reportable segments.

     Summarized segment financial information is as follows:



($ in thousands)                                                                    2000              1999          1998
-------------------------------------------------------------------------------------------------------------------------
Premium Revenues
   Property and casualty insurance                                              $201,147          $188,921      $181,756
   Life insurance                                                                 38,094            27,799          ----
-------------------------------------------------------------------------------------------------------------------------
        Total premium revenues                                                  $239,241          $216,720      $181,756
=========================================================================================================================

Net Investment Income
   Property and casualty insurance                                               $23,289           $20,449       $18,601
   Life insurance                                                                 52,164            37,673          ----
   Corporate and other                                                               203               388           518
   Intersegment eliminations                                                          42                48          ----
-------------------------------------------------------------------------------------------------------------------------
        Total investment income                                                  $75,698           $58,558       $19,119
=========================================================================================================================

Amortization Expense
   Property and casualty insurance
     Amortization of deferred acquisition costs                                  $36,930           $36,378       $35,019
   Life insurance
     Amortization of deferred acquisition costs                                      648               699          ----
     Amortization of present value of future profits                               1,983             1,105          ----
-------------------------------------------------------------------------------------------------------------------------
        Total amortization expense                                               $39,561           $38,182       $35,019
=========================================================================================================================

($ in thousands)                                                                    2000              1999          1998
-------------------------------------------------------------------------------------------------------------------------
Other Operating Costs and Expenses
   Property and casualty insurance
     Underwriting expenses                                                       $10,897           $10,093       $10,759
     Dividends to policyholders                                                      319               159           192
   Life insurance                                                                 13,376             9,293          ----
   Corporate and other                                                             3,044             1,564         1,480
   Intersegment eliminations                                                        (920)             (675)         ----
-------------------------------------------------------------------------------------------------------------------------
        Total other operating costs and expenses                                 $26,716           $20,434       $12,431
=========================================================================================================================


Net Income
   Operating Income
    Property and casualty insurance                                              $15,827           $17,140       $14,884
    Life insurance                                                                 4,811             2,879          ----
    Corporate and other                                                           (1,217)             (888)         (613)
-------------------------------------------------------------------------------------------------------------------------
        Total consolidated operating income                                       19,421            19,131        14,271
    Effect of retroactively including Excess Interest and Spreads, net of tax     12,746              ----          ----
    Realized investment (gains) losses, net of tax                                  (956)             (266)          293
    Other non-recurring charges, net of tax                                       (1,097)             (247)         ----
    Adjustments relating to extended earnings liability, net of tax                 ----              ----         4,107
-------------------------------------------------------------------------------------------------------------------------
        Total net income                                                         $30,114           $18,618       $18,671
=========================================================================================================================

Federal Income Tax Expense (Benefit)
   Property and casualty insurance                                                $5,329            $6,107        $8,572
   Life insurance                                                                  8,632             1,636          ----
   Corporate and other                                                              (761)             (303)         (318)
-------------------------------------------------------------------------------------------------------------------------
        Total federal income tax expense                                         $13,200            $7,440        $8,254
=========================================================================================================================


                                                                                           December 31,
                                                                            ---------------------------------------------
                                                                                     2000           1999           1998
-------------------------------------------------------------------------------------------------------------------------
Assets
   Property and casualty                                                         $514,320       $445,223       $397,038
   Life insurance                                                                 839,003        811,030           ----
   Corporate and other                                                             67,330         71,014         35,329
   Intersegment eliminations                                                      (70,108)       (68,043)       (25,952)
-------------------------------------------------------------------------------------------------------------------------
        Total assets                                                           $1,350,545     $1,259,224       $406,415
=========================================================================================================================

19. Reconciliation to Statutory Accounting

     The Company's insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from those used to prepare financial statements under Generally Accepted Accounting Principles. Significant differences for our insurance subsidiaries in aggregate, as of and for the years ended December 31, are as follows:

                                                                                Net Income               Stockholders' Equity
                                                                 ----------------------------------    -------------------------
($ in thousands)                                                       2000       1999        1998         2000          1999
--------------------------------------------------------------------------------------------------------------------------------
Balance per statutory accounting principles                         $14,287    $22,193     $13,346     $251,078      $241,991
To adjust statutory results for the first quarter of 1999 for
  Farm Family Life and United Farm Family which were purchased
  effective April 6, 1999                                              ----     (3,427)       ----         ----          ----
Parent company and non-insurance companies                           (2,301)    (1,055)       (611)      60,111        63,815
Deferred acquisition costs                                            6,805      3,962       1,055       24,435        17,630
Present value of future profits                                      (1,983)    (1,105)       ----       26,588        28,571
Policyholder funds                                                   10,176      9,365        ----       (3,713)       (6,048)
Deferred income taxes                                                (1,755)     1,940      (1,482)      21,441        29,605
Premiums deferred and other receivables                                 (11)       219        (135)      (4,728)       (4,788)
Statutory reserves                                                      352        327        ----       24,938        30,581
Investment valuation differences                                     (8,070)    (6,269)       ----       15,592       (13,231)
Participating policyholders' interest                                 8,464     (9,692)       ----     (126,266)     (128,516)
Gain on reduction of extended earnings liability                       ----       ----       6,318         ----          ----
Other adjustments, net                                                1,050        561         180       (1,048)       (1,952)
Consolidating eliminations and adjustments                            3,100      1,599        ----      (74,223)      (76,464)
-------------------------------------------------------------------------------------------------------------------------------
Balance per generally accepted accounting principles                $30,114    $18,618     $18,671     $214,205       181,194
===============================================================================================================================

20. Subsequent Events

     On February 27, 2001, Farm Family Holdings held a special meeting of its stockholders at which they considered and voted upon a proposal to adopt the merger agreement with American National pursuant to which Farm Family Holdings would be sold to American National. The merger, valued at approximately $280 million, is subject to certain other closing conditions, including the approval of the New York State Insurance Department.

     On March 28, 2001, American National and Farm Family Holdings announced that the termination date of their merger agreement was automatically extended for up to an additional 90 days from March 31, 2001 in order to allow American National further time to obtain the approval of the New York State Insurance Department for the merger. The automatic extension was in accordance with the terms of the merger agreement. American National expects to receive the New York State Insurance Department's approval by the end of the first week of April.
The companies expect to close the merger promptly after the receipt of the New York State Insurance Department's approval.

                        Report of Independent Accountants


To the Stockholders and Board of Directors of Farm Family Holdings, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Farm Family Holdings, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
Albany, New York
February 16, 2001, except for Note 20 as to which the dates are
February 27, 2001 and March 28, 2001

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements with our independent auditors.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Robert L. Baker, 51, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2003. Mr. Baker has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1988. Mr. Baker is President and a Director of Delaware State Farm Bureau, Inc. Mr. Baker has been a farmer and Treasurer of Baker Farms, Inc. since 1972.

     Wayne R. Bissonette, 62, has been a Director of Farm Family Holdings since April 1998. His term as a Director will expire in 2001. Mr. Bissonette has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since April 1998. Mr. Bissonette is First Vice President and a Director of Vermont Farm Bureau, Inc. Mr. Bissonette has been a self-employed dairy farmer since 1970.

     Randolph C. Blackmer, Jr., 59, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2002. Mr. Blackmer has also served as a Director of Farm Family Casualty and Farm Family Life since 1984 and of United Farm Family since 1988. Mr. Blackmer is President and a Director of Connecticut Farm Bureau Association, Inc. Mr. Blackmer has been a self-employed farmer since 1966 and has been the owner of Blackmer Farm and President of Ag Service, Inc since 1975.

     Joseph E. Calhoun, 66, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2001. Mr. Calhoun has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1990. Mr. Calhoun has owned and operated Joseph E. Calhoun Farms since 1953.

     James V. Crane, 39, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2003. Mr. Crane has also served as a Director of Farm Family Casualty since 1994 and of Farm Family Life and United Farm Family since April 1999. Mr. Crane previously served as a Director of Farm Family Life and United Farm Family from 1994 to 1998. Mr. Crane is a Director of Maine Farm Bureau Association. Mr. Crane has been a farmer and manager of Crane Bros., Inc. since 1983.

     Sandra A. George, 56, has been a Director of Farm Family Holdings since April 1999. Her term as a Director will expire in 2002. Ms. George has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1997. Ms. George is President and a Director of Maine Farm Bureau Association. Ms. George has been a self-employed farmer since 1967.

     Stephen J. George, 61, has been a Director of Farm Family Holdings since February 1996 and Vice Chairman of the Board of Farm Family Holdings since April 1999. His term as a Director will expire in 2002. Mr. George has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1989 and Vice Chairman of the Board of Farm Family Casualty, Farm Family Life and United Farm Family since April 1999. Mr. George had been a self-employed farmer in the greenhouse and nursery business from 1965 to 1998 and was a Managing Director of Gladstone-NYC Partners LLC from 1999 to May 2000 and since November 2000, has been a Managing Director of Friendship Business Ventures, LLC.

     Gordon H. Gowen, 74, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2001. Mr. Gowen has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1991. Mr. Gowen previously served as a Director of Farm Family Casualty and Farm Family Life from 1978 to 1980. Mr. Gowen has been a self-employed farmer since 1957.

     Jon R. Greenwood, 47, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2001. Mr. Greenwood has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1995. Mr. Greenwood has been a self-employed farmer since 1978.

     Clark W. Hinsdale III, 45, has been a Director of Farm Family Holdings since February 1996 and Chairman of the Board of Farm Family Holdings since April 1999. His term as a Director will expire in 2003. Mr. Hinsdale has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1993 and Chairman of the Board of Farm Family Casualty, Farm Family Life and United Farm Family since April 1999. Mr. Hinsdale is President and a Director of Vermont Farm Bureau, Inc. Mr. Hinsdale has been a self-employed farmer, land planner and real estate broker since 1983.

     Denzil D. Huff, 68, has been a Director of Farm Family Holdings since July 2000. His term as a Director will expire in 2002. Mr. Huff has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since July 2000. Mr. Huff is Vice President and a Director of West Virginia Farm Bureau, Inc. Mr. Huff is a retired teacher and a part-time beef cattle farmer.

     Arthur D. Keown, Jr., 55, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2002. Mr. Keown has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1993. Mr. Keown is President and a Director of Massachusetts Farm Bureau Federation, Inc. Mr. Keown has been a self-employed farmer since 1967.

     W. Bruce Krenning, 57, has been a Director of Farm Family Holdings since April 1999. His term as a Director will expire in 2002. Mr. Krenning has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since April 1999. Mr. Krenning is Vice President and a Director of New York Farm Bureau, Inc. Mr. Krenning has been a self-employed farmer since 1977.

     John W. Lincoln, 62, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2003. Mr. Lincoln previously served as Vice Chairman of the Board of Farm Family Holdings from February 1996 to April 1999. Mr. Lincoln has also served as Vice Chairman of the Board of Farm Family Casualty, Farm Family Life and United Farm Family from July 1996 to April 1999, as First Vice President of Farm Family Casualty, Farm Family Life and United Farm Family from March 1996 to July 1996 and as a Director of Farm Family Casualty and Farm Family Life since 1984 and of United Farm Family since 1988. Mr. Lincoln is President and a Director of New York Farm Bureau, Inc. Mr. Lincoln has owned and operated Linholm dairy farm since 1961.

     Wayne A. Mann, 67, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2003. Mr. Mann has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1994. Mr. Mann is President and a Director of New Hampshire Farm Bureau Federation. Mr. Mann is a retired Air Force Lieutenant Colonel and pilot and has been a self-employed farmer since 1980.

     Frank W. Matheson, 75, has been a Director of Farm Family Holdings since April 1998. His term as a Director will expire in 2001. Mr. Matheson has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1996. Mr. Matheson is Vice President and a Director of Massachusetts Farm Bureau Federation, Inc. Mr. Matheson has been a self-employed farmer since 1951.

     John P. Moskos, 49, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2001. Mr. Moskos has also served as a Director of Farm Family Casualty since 1997 and of Farm Family Life and United Farm Family since 1999. Mr. Moskos has been Senior Vice President, Private Clients Group of Fleet Boston Financial Corporation since September 1998. Previously, Mr. Moskos had been Senior Vice President, Corporate Banking of Fleet Bank from January 1996 to September 1998 and was previously employed by Chase Manhattan Bank N.A. in various capacities from 1973 to 1995, including serving as a Regional President and Senior Lending Officer and a Division Executive.

     Norma R. O'Leary, 67, has been a Director of Farm Family Holdings since February 1996. Her term as a Director will expire in 2001. Ms. O'Leary has also served as a Director of Farm Family Casualty and Farm Family Life since 1983 and of United Farm Family since 1988. Ms. O'Leary, now retired, had been a self-employed farmer since 1952.

     John I. Rigolizzo, Jr., 47, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2001. Mr. Rigolizzo has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1995. Mr. Rigolizzo is President and a Director of New Jersey Farm Bureau. Mr. Rigolizzo has been the sole proprietor of Five-R-Farms since 1998. Mr. Rigolizzo was previously a farm employee of Johnny Boy Farms, Inc. from 1975 to 1998.

     William M. Stamp, Jr., 61, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2002. Mr. Stamp previously served as Chairman of the Board of Farm Family Holdings from February 1996 to April 1999. Mr. Stamp has also served as Chairman of the Board of Farm Family Casualty, Farm Family Life and United Farm Family from July 1996 to April 1999, as President of Farm Family Casualty, Farm Family Life and United Farm Family from 1987 to July 1996 and as a Director of Farm Family Casualty and Farm Family Life since 1975 and of United Farm Family since 1988. Mr. Stamp is President and a Director of Rhode Island Farm Bureau Federation, Inc. Mr. Stamp has been a farmer and President of Stamp Farm Enterprises, Inc., a greenhouse and sweet corn farming operation, since 1956.

     Charles A. Wilfong, 43, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2003. Mr. Wilfong has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1991. Mr. Wilfong is President and a Director of West Virginia Farm Bureau, Inc. Mr. Wilfong has been a farmer and a Partner of Wilfong Farms since 1976. Mr. Wilfong is a Director of Southern States Cooperative, Incorporated.

     Tyler P. Young, 40, has been a Director of Farm Family Holdings since February 1996. His term as a Director will expire in 2003. Mr. Young has also served as a Director of Farm Family Casualty, Farm Family Life and United Farm Family since 1995. Mr. Young is Vice President and a Director of Rhode Island Farm Bureau Federation, Inc. Mr. Young has been a farmer and Manager of Ferolbink Farms, Inc. since 1984 and owner of Young Family Farms, LLC since 1998.

Executive Officers
                                                                                                           Date First Elected
                                                                                                               Officer of
                                                                                                              Registrant or
       Name                      Age                 Position Presently Held with Registrant                   Subsidiary
------------------------------------------------------------------------------------------------------------------------------------

Philip P. Weber                    52                President & Chief Executive Officer                           1987
James J. Bettini                   46                Executive Vice President - Operations                         1990
Victoria M. Stanton                41                Executive Vice President, General Counsel                     1991
                                                     & Secretary
Timothy A. Walsh                   39                Executive Vice President, Chief Financial                     1996
                                                     Officer & Treasurer
William T. Conine                  52                Senior Vice President - Casualty Operations                   1985
                                                     Farm Family Casualty
Dale E. Wyman                      58                Senior Vice President - Field Administration                  1989
                                                     Farm Family Casualty, Farm Family Life
Richard E. Long                    38                Senior Vice President - Casualty Claims                       1993
                                                     Farm Family Casualty
Sharon T. DiLorenzo                44                Senior Vice President - Life Operations                       1996
                                                     Farm Family Life
Patrick A. Wejrowski               52                Senior Vice President - Information Services                  1996
                                                     Farm Family Casualty, Farm Family Life


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

     Mr. Bettini currently serves as a Director of Ambanc Holding Co., Inc. Mr. Walsh currently serves as a Director of MPW Industrial Services Group, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth information regarding the compensation of the Chief Executive Officer and the other four most highly compensated executive officers of Farm Family Holdings. The figures below represent the aggregate compensation paid to such executive officers by Farm Family Holdings, Farm Family Casualty, Farm Family Life and United Farm Family (collectively, the "Companies").

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long Term
                                                                                                  Compensation
                                                                                                  ------------
                                                                    Annual Compensation              Awards
                                                              ---------------------------------    ----------
                                                                                                   Securities
                                                                                                   Underlying         All Other
                          Name and                                       Salary       Bonus         Options          Compensation
                     Principal Position                         Year       ($)         ($)            (#)                ($)
                     ------------------                         ----       ---         ---            ---                ---

Philip P. Weber ............................................    2000     375,000    228,750(1)        30,000             55,536 (2)
President & Chief Executive Officer                             1999     375,000    193,094(1)        75,000             55,228
                                                                1998     325,000    193,701(1)          ----             51,747

Victoria M. Stanton      ...................................    2000     240,000    108,000(1)        12,000             37,673 (3)
Executive Vice President,                                       1999     240,000     84,374(1)        31,000             34,451
General Counsel & Secretary                                     1998     213,000     84,690(1)          ----             31,965

Timothy A. Walsh............................................    2000     240,000    108,000(1)        12,000             31,369 (4)
Executive Vice President, Chief Financial Officer               1999     215,000     77,494(1)        31,000             28,354
& Treasurer                                                     1998     175,000     73,011(1)          ----             24,829

James J. Bettini............................................    2000     210,000     94,500(1)        12,000             27,939 (5)
Executive Vice President-Operations                             1999     200,000     69,752(1)        31,000             26,847
                                                                1998     168,000     68,443(1)          ----             25,111

William T. Conine...........................................    2000     126,000     42,840(1)         5,000             16,409 (6)
Senior Vice President-Casualty Operations                       1999     126,000     32,061(1)        10,000             16,713
Farm Family Casualty                                            1998     121,000     36,795(1)          ----             16,802


(1) Represents bonuses earned in the year reported by the named executive officer pursuant to Farm Family Holdings' Annual Incentive Plan. At the time we entered into the merger agreement with American National, the Farm Family Holdings Annual Incentive Plan was amended to, among other things, provide minimum bonus amounts for 2000.

(2) Represents a contribution of $15,300 earned under the Farm Family Profit Sharing Plan and the Farm Family Money Purchase Plan (collectively, the "Profit Sharing and Money Purchase Plan"), a credit of $37,518 earned under the Farm Family Supplemental Money Purchase and Profit Sharing Plan (the "Supplemental Plan') and a group term life insurance premium of $2,718 paid by the Companies for the benefit of Mr. Weber, which resulted in $2,265 of taxable income. Contributions under the Profit Sharing and Money Purchase Plan and credits under the Supplemental Plan are made during the year subsequent to the year in which they are earned.

(3) Represents a contribution of $15,300 earned under the Profit Sharing and Money Purchase Plan, a credit of $14,992 earned under the Supplemental Plan, a credit of $6,012 representing the difference between market interest rates determined pursuant to SEC rules and the "Prime Rate" as published in the "Money Rates" section of The Wall Street Journal credited by Farm Family Holdings on salary deferred pursuant to the Officers' Deferred Compensation Plan and a group term life insurance premium of $1,369 paid by the Companies for the benefit of Ms. Stanton, of which $604 was taxable income. Contributions under the Profit Sharing and Money Purchase Plan and credits under the Supplemental Plan are made during the year subsequent to the year in which they are earned.

(4) Represents a contribution of $15,300 earned under the Profit Sharing and Money Purchase Plan, a credit of $14,589 earned under the Supplemental Plan and a group term life insurance premium of $1,480 paid by the Companies for the benefit of Mr. Walsh, of which $690 was taxable income. Contributions under the Profit Sharing and Money Purchase Plan and credits under the Supplemental Plan are made during the year subsequent to the year in which they are earned.

(5) Represents a contribution of $15,300 earned under the Profit Sharing and Money Purchase Plan, a credit of $11,234 earned under the Supplemental Plan and a group term life insurance premium of $1,405 paid by the Companies for the benefit of Mr. Bettini, of which $760 was taxable income. Contributions under the Profit Sharing and Money Purchase Plan and credits under the Supplemental Plan are made during the year subsequent to the year in which they are earned.

(6) Represents a contribution of $15,300 earned under the Profit Sharing and Money Purchase Plan, a credit of $44 earned under the Supplemental Plan, and a group term life insurance premium of $1,065 paid by the Companies for the benefit of Mr. Conine, of which $613 was taxable income. Contributions under the Profit Sharing and Money Purchase Plan and credits under the Supplemental Plan are made during the year subsequent to the year in which they are earned.


Compensation of Directors

     The directors of Farm Family Holdings are also directors of Farm Family Casualty, Farm Family Life and United Farm Family. The director fees and retainers listed below represent the aggregate fees and retainers paid to the director by the Companies. In 2000, the Chairman of the Board (the same individual for each company) and the Vice Chairman of the Board (also the same individual for each company) received an annual retainer of $20,000 and $10,000, respectively. All other directors received an annual retainer of $5,000. Directors also received a daily fee of $1,000 for meetings of the boards of directors of the Companies, $500 per meeting of a board committee and $500 per day for attendance at other company functions and in lieu of the fees set forth above, received a fee of $250 for participation in each meeting or company function conducted by teleconference. Directors may defer their compensation pursuant to a non-qualified deferred compensation plan and may be granted awards pursuant to our Omnibus Securities Plan. In 2000, the Board of Directors granted 1,000 nonqualified stock options under the Omnibus Securities Plan to each individual who served as a director of Farm Family Holdings on April 25, 2000. See "Omnibus Securities Plan" below. Directors are reimbursed for reasonable travel and other expenses of attending meetings of the boards of directors and board committees and other functions. Fees and expenses paid to directors are allocated among Farm Family Holdings, Farm Family Casualty, Farm Family Life and United Farm Family pursuant to expense sharing arrangements.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                          Individual Grants
                                  --------------------------------------------------------------------------------------------------
                                      Number of
                                      Securities          % of Total
                                      Underlying         Options/SARs
                                     Options/SARs         Granted to         Exercise
                                       Granted             Employees          Price        Expiration            Grant Date
Name                                     (#)            in Fiscal Year        ($/Sh)          Date           Present Value $(2)
----                                     ---            --------------        ------          ----           ------------------
Philip P. Weber                       30,000(1)               28.85%         $30.094        4/24/10                $367,020
James J. Bettini                      12,000(1)               11.54%         $30.094        4/24/10                $146,808
Victoria M. Stanton                   12,000(1)               11.54%         $30.094        4/24/10                $146,808
Timothy A. Walsh                      12,000(1)               11.54%         $30.094        4/24/10                $146,808
William T. Conine                      5,000(1)                4.81%         $30.094        4/24/10                 $61,170

(1) All options vest in approximately equal amounts over a three (3) year period and immediately vest and become exercisable or satisfiable, as applicable, in the event of a change of control (as defined in our Omnibus Securities
    Plan). All options vest upon termination of the holder's employment with the Company on account of death, Permanent and Total Disability (as defined in our Omnibus Securities Plan), or retirement upon or after attaining age fifty-five (55). Adoption of the merger agreement with American National by Farm Family Holdings' stockholders on February 27, 2001 constituted a change of control under the Omnibus Securities Plan. Upon adoption of the merger agreement with American National by Farm Family Holdings' stockholders on February 27, 2001, all outstanding stock options that we have granted to our directors and executive officers under our Omnibus Securities Plan vested and became exercisable.

(2) The Black-Scholes method is used with these assumptions: expected volatility of 27.25%, dividend yield of 0%, expected life of 6 years, initial annual forfeiture rate of 5% and risk-free interest rate of 6.15%.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                  Number of Securites
                                                                Underlying Unexercised                    Value of Unexercised
                                                                   Options/SARs at                    In-the-Money Options/SARs
                                 Shares                              FY-End(#)(1)                            at FY-End ($)
                                Acquired                 --------------------------------------  -----------------------------------
                                  Upon         Value
 Name                           Exercise     Realized       Exercisable       Unexercisable         Exercisable        Unexercisable
 ----                           --------     --------       -----------       -------------         -----------        -------------
                                  (#)           ($)             (#)                (#)                  ($)                 ($)

 Philip P. Weber                   0             0             99,750            80,250                1,764,844            888,461
 James J. Bettini                  0             0             50,230            32,770                  911,179            362,168
 Victoria M. Stanton               0             0             50,230            32,770                  911,179            362,168
 Timothy A. Walsh                  0             0             50,230            32,770                  911,179            362,168
 William T. Conine                 0             0              8,300            11,700                  134,363            131,118

(1) All options immediately vest and become exercisable or satisfiable, as applicable, in the event of a change of control (as defined in our Omnibus Securities Plan). All options vest upon termination of the holder's employment with the Company on account of death, Permanent and Total Disability (as defined in our Omnibus Securities Plan), or retirement upon or after attaining age fifty-five (55). Adoption of the merger agreement with American National by Farm Family Holdings' stockholders on February 27, 2001 constituted a change of control under the Omnibus Securities Plan. Upon adoption of the merger agreement with American National by Farm Family Holdings' stockholders on February 27, 2001, all outstanding stock options that we have granted to our directors and executive officers under our Omnibus Securities Plan vested and became exercisable.

Pension Benefits

    Farm Family Holdings and its subsidiaries are participating employers under the Farm Family Employee Retirement Plan (the "Retirement Plan"). Substantially all salaried employees of Farm Family who were participants in the Plan on December 31, 1996, including executive officers, are eligible to receive pension benefits under the Retirement Plan. Effective January 1, 1997, benefits available through the Retirement Plan were frozen and new benefit accruals under the Retirement Plan were discontinued as of December 31, 1996. The Retirement Plan is a tax-qualified defined benefit retirement plan which is subject to the Employee Retirement Income Security Act of 1974, as amended. Federal law limits the amount of pension benefits that can be accrued and compensation that can be recognized under a tax-qualified retirement plan such as the Retirement Plan. Farm Family Casualty and Farm Family Life have adopted a non-qualified unfunded retirement plan, the Farm Family Supplemental Employee Retirement Plan (the "SERP"), for the payment of those benefits at retirement that cannot be accrued under the Retirement Plan on account of the Federal law limits on the amount of pension benefits that can be accrued and compensation that can be recognized under the Retirement Plan. The practical effect of the SERP is to provide for the calculation of retirement benefits on a uniform basis for all employees. The net expense for the Retirement Plan and the SERP are allocated among Farm Family Holdings, Farm Family Casualty, Farm Family Life and United Farm Family pursuant to expense sharing arrangements.

    The table below illustrates the approximate annual retirement benefits which would be payable at age 65 under the Retirement Plan and, if applicable, under the SERP.

Pension Plan Table


                                              Years of Service
                     --------------------------------------------------------------------
    Remuneration          15           20            25           30            35
    ------------          --           --            --           --            --
        $100,000        $30,000       $40,000      $50,000       $60,000       $60,000
         150,000         45,000        60,000       75,000        90,000        90,000
         200,000         60,000        80,000      100,000       120,000       120,000
         250,000         75,000       100,000      125,000       150,000       150,000
         300,000         90,000       120,000      150,000       180,000       180,000
         350,000        105,000       140,000      175,000       210,000       210,000
         400,000        120,000       160,000      200,000       240,000       240,000


    The annual pension benefit under the Retirement Plan and, when applicable, the SERP equals 2.0% of Average Annual Compensation multiplied by years of service (not to exceed 30 years). The credited years of service under the Retirement Plan and, when applicable, the SERP for Mr. Weber, Mr. Bettini, Ms. Stanton, Mr. Walsh and Mr. Conine are 17, 18, 6, 2 and 22, respectively. The credited Average Annual Compensation under the Retirement Plan and, when applicable, the SERP for Mr. Weber, Mr. Bettini, Ms. Stanton, Mr. Walsh and Mr. Conine is $254,785, $124,674, $121,121, $130,059, and $112,376, respectively.
Benefits under the Retirement Plan and the SERP are not subject to Social Security or other offset amounts.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Employment Agreements. At American National's request in connection with the merger contemplated by the merger agreement with American National, Farm Family Holdings entered into employment agreements with four of our executive officers:
Philip P. Weber; James J. Bettini; Timothy A. Walsh; and Victoria M. Stanton. These employment agreements will become effective at the effective time of the merger. They provide for the annual base salaries, terms of employment and other benefits described below.

Salary and Term. The employment agreements provide for the following annual base salaries and terms of employment:

        o Philip P. Weber, $375,000 (three year term);
        o James J. Bettini, $210,000 (18 month term);
        o Timothy A. Walsh, $240,000 (18 month term); and
        o Victoria M. Stanton, $240,000 (18 month term).

     Each executive's annual base salary will be increased by no less than four percent within one year of the effective time of the merger.

Retention Payments. If the executive is employed by us at the effective time of the merger and at the end of each of the three successive six-month periods following the effective time of the merger, the executive will be entitled to receive retention payments. The total amount of these payments is:

        o Philip P. Weber, $1,862,250;
        o James J. Bettini, $639,000;
        o Timothy A. Walsh, $722,000; and
        o Victoria M. Stanton, $722,000.

     If we terminate the executive's employment for any reason other than for "cause", if the executive terminates his or her employment for "good reason" or upon the executive's death or termination due to disability, each executive (or his or her estate) will be entitled to receive all retention payments not previously paid to him or her. The terms "cause" and "good reason" are defined below.

Bonus.  Each executive will be entitled to receive the following bonuses:

      o for 2000 and for the period of 2001 prior to the merger, cash bonuses as calculated under our Annual Incentive Plan, described below under "Annual Incentive Plan";

      o for the periods after the effective time of the merger, the executive will receive an annual performance-based cash bonus on a basis that is comparable to the basis under our Annual Incentive Plan (without giving effect to an amendment of that plan made in connection with the execution of the merger agreement with American National) with respect to potential payments and performance criteria. Each employment agreement specifies a bonus range as a percentage of the executive's annual base salary, as follows: Mr. Weber, 30.5% to 91.5%; Messrs. Bettini and Walsh and Ms. Stanton, 22.5% to 67.5%.

        If we terminate the executive's employment for any reason other than for cause, if the executive terminates his or her employment for good reason or upon the executive's death or termination due to disability, each executive (or his or her estate) will be entitled to receive:

      o the 2000 and prorated 2001 bonuses and any unpaid bonus for a fiscal year ending prior to the termination of employment; and

      o a bonus for the fiscal year in which the executive's employment termination occurs based on a minimum target bonus of 61% of annual base salary for Mr. Weber and 45% of annual base salary for Messrs. Bettini and Walsh and Ms. Stanton, prorated for the number of days elapsed in the year as of the date of termination.

     If we terminate the executive's employment for cause or if the executive terminates his or her employment without good reason, the executive will be entitled to any unpaid bonus for a fiscal year ending prior to the termination of employment.

Other Benefits.  Each executive will be entitled to:

      o participate in employee benefit plans, option plans, fringe benefit programs, and vacation and paid leave time programs at a level and cost, if any, that is no less favorable in the aggregate than the level and cost of the benefits to which the executive was entitled immediately prior to October 31, 2000; and

      o receive various perquisites, such as an automobile allowance and reimbursement for spousal travel on business trips.

Other Payments and Benefits. Each employment agreement provides that if we terminate the executive's employment for any reason other than for cause or if the executive terminates his or her employment for good reason, the executive will be entitled to the following payments and benefits, in addition to the payments described above:

      o with respect to Mr. Weber, a lump sum payment equal to two years of his annual base salary conditioned upon his compliance with non-compete and non-solicitation and related provisions described below;

      o continued eligibility for health, dental, life and disability insurance benefits for a period of up to two years for Messrs. Bettini and Walsh and Ms. Stanton, and for a period of up to three years for Mr. Weber; and

      o provision of outplacement services for a period of up to two years from the executive's date of termination.

     "Good reason" is generally defined in the employment agreements to include, among other things, a reduction in the executive's base salary, a material change in the executive's duties or responsibilities, a material breach by us of certain provisions of the employment agreements, or a change of the executive's place of employment to one that is more than 50 miles from where the executive is currently working. "Cause" is generally defined to include, among other things, the executive's felony conviction, willful misconduct, theft, fraud or willful failure to substantially perform the executive's duties.

     Generally, if the executive's employment terminates for any reason, the executive will be entitled to receive annual base salary and other benefits earned and accrued prior to the termination of employment but not yet paid.

Excise Tax. The employment agreements also provide for an additional payment, if required, to make the executives whole for any excise tax imposed by Section 4999 of the Internal Revenue Code.

Non-Compete. Mr. Weber's employment agreement provides that during the term of his employment and following termination of his employment: (1) for a period of one year, he will not compete with us; (2) for a period of three years, he will not solicit our employees, independent contractors or agents to leave their employment or service with us or hire our employees, independent contractors or agents within one year of their termination of employment or service with us;
(3) for a period of two years, he will not intentionally interfere with our relationships with any customer, client, agent representative or other agent; and (4) he will not disclose confidential information. These provisions will be null and void if Mr. Weber's employment terminates after the third anniversary of the closing date of the merger.

Participation in Other Plans. If the merger occurs, Messrs. Weber, Bettini and Walsh and Ms. Stanton will cease to be eligible to participate in our Officer Severance Pay Plan and Annual Incentive Plan, discussed below. Under the employment agreements, the executives expressly waive their rights under the Officer Severance Pay Plan as of the effective time of the merger and will not be entitled to receive any severance benefits under this plan.

Termination of Employment and Change in Control Arrangements

     Certain of our compensation plans applicable to the executive officers appearing in the Summary Compensation Table include provisions regarding payments pursuant to such plans in the event of the termination of employment and/or a change in control. Plans containing such provisions are described below. These provisions are generally applicable to all participants in such plans.

Officer Severance Pay Plan. Our executive officers participate in our Officer Severance Pay Plan. If the merger occurs, Philip P. Weber, James J. Bettini, Timothy A. Walsh and Victoria M. Stanton will cease to participate in this plan. This plan entitles our officers to severance payments and benefits if we terminate the officer's employment for any reason other than for "cause" (as defined in the plan), due to elimination of the officer's position or due to a change in control, or the officer terminates his or her employment for "good reason" (as defined in the plan) after a change in control or, in the case of our Chief Executive Officer or an Executive Vice President, within 30 days following the first anniversary of a change in control. Adoption of the merger agreement with American National by our stockholders on February 27, 2001 constituted a change in control under this plan.

     Severance benefits provided under the plan for our executive officers, as amended in connection with the execution of the merger agreement, include the following:

      o a payment equal to the greater of: (1) one week's salary, including target bonus and fringe benefits, for each year of service; (2) in the case of a termination due to elimination of the officer's position which occurs during the period beginning on October 31, 2000, and ending on the third anniversary of the merger, the greater of (a) two weeks' base salary for each year of service up to a maximum of 12 months base salary, or (b) four weeks' base salary; or (3) between 12 months' and 36 months' salary, depending on the officer's position, including target bonus and fringe benefits;

      o continued eligibility for a period of between 12 months and 36 months, depending on the officer's position of the officer's medical, dental, group term life and disability insurance coverages; and

      o provision of outplacement services for a period of up to two years from the officer's effective date of termination.

     The plan also provides for an additional payment, if required, to make the officers whole for any excise tax imposed by Section 4999 of the Internal Revenue Code.

Annual Incentive Plan. Our executive officers participate in our Annual Incentive Plan. At the effective time of the merger, Philip P. Weber, James J. Bettini, Timothy A. Walsh and Victoria M. Stanton will cease to participate in this plan. This plan entitles our officers and certain of our key employees to annual bonuses based upon the participant's attainment of certain performance goals established by us in relation to our strategic plans and budget. Upon a change in control of Farm Family Holdings, the plan provides that participants will be entitled to receive a minimum bonus amount for the year in which the change in control occurs. Adoption of the merger agreement with American National by our stockholders on February 27, 2001 constituted a change in control under this plan.

     At the time we entered into the merger agreement with American National, we amended our Annual Incentive Plan to provide minimum bonus amounts for 2000 and for the period of 2001 prior to the merger for each executive officer covered by this plan.

Officers' Deferred Compensation Plan and Directors' Deferred Compensation Plan. Our executive officers are eligible to participate in our Officers' Deferred Compensation Plan and our directors are eligible to participate in our Directors' Deferred Compensation Plan. These plans permit our executive officers and directors to defer all or a portion of their compensation or fees received until termination of their employment as an officer or service as a director. Upon a change in control, each participant in these plans will receive a distribution of his or her entire accrued benefit, consisting of amounts deferred by the participant into these plans plus earnings, as soon as practicable following the date of the change in control. Adoption of the merger agreement with American National by our stockholders on February 27, 2001 constituted a change in control of Farm Family Holdings under these plans.

Omnibus Securities Plan. Upon adoption of the merger agreement with American National by our stockholders on February 27, 2001, all outstanding stock options that we have granted to our directors and officers under our Omnibus Securities Plan vested and became exercisable. Immediately before the effective time of the merger, all outstanding stock options, whether or not vested or exercisable, will terminate and each holder of a terminated stock option will receive at the effective time of the merger a cash payment equal to the number of shares subject to his or her stock option multiplied by the excess, if any, of (1) the higher of the fair market value per share of our common stock immediately prior to the adoption of the merger agreement by our stockholders, or the merger consideration per share of our common stock, which is $44.00 per share, over (2) the exercise price of the option.

Compensation Committee Interlocks and Insider Participation

     In 2000, Farm Family Holdings' Compensation Committee was comprised of Randolph C. Blackmer, James V. Crane, John P. Moskos, Edward J. Muhl and Tyler
P. Young. Mr. Blackmer is President and a Director of Connecticut Farm Bureau Association, Inc. For the year ended December 31, 2000 Farm Family Casualty and Farm Family Life collectively paid $69,645 to the Connecticut Farm Bureau Association, Inc. under Membership List Purchase Agreements. Mr. Young is Vice President and a Director of Rhode Island Farm Bureau Federation, Inc. For the year ended December 31, 2000, Farm Family Casualty and Farm Family Life collectively paid $40,950 to the Rhode Island Farm Bureau Federation, Inc. under Membership List Purchase Agreements. See Item 13. "Certain Relationships and Related Transactions - Farm Bureaus Membership List Purchase Agreements."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT


                        STOCK OWNERSHIP OF MANAGEMENT AND
                            CERTAIN BENEFICIAL OWNERS

     The following tables set forth information regarding the beneficial ownership of our common stock and our preferred stock as of March 12, 2001 by
(i) each director, (ii) the Chief Executive Officer and each of the other four most highly compensated executive officers, (iii) all of our executive officers and directors as a group and (iv) each person who is known by us to be the beneficial owner of more than 5% of our common stock or our preferred stock as of such date. Except as noted below, each person listed in the table has sole investment and voting power with respect to the shares held by such person. This information has been furnished by the persons listed in this table.

               Stock Ownership of Management as of March 12, 2001


         Name of                                                                Amount and Nature of                       % of
     Beneficial Owner                                                           Beneficial Ownership(1)                Common Stock

Clark W. Hinsdale III...........................................................       1,210 (2)                           *
Stephen J. George...............................................................       1,100 (3)                           *
Philip P. Weber.................................................................     181,537 (4)                         2.93%
James J. Bettini................................................................      83,223 (5)                         1.37%
Victoria M. Stanton.............................................................      83,835 (6)                         1.38%
Timothy A. Walsh................................................................      83,500 (7)                         1.37%
William T. Conine...............................................................      20,270 (8)                           *
Robert L. Baker.................................................................       2,133 (9)                           *
Wayne R. Bissonette.............................................................       1,000(10)                           *
Randolph C. Blackmer, Jr........................................................       1,800(11)                           *
Joseph E. Calhoun...............................................................       1,073(12)                           *
James V. Crane..................................................................       1,350(13)                           *
Sandra A. George................................................................       1,000(14)                           *
Gordon H. Gowen.................................................................       2,017(15)                           *
Jon R. Greenwood................................................................       2,479(16)                           *
Denzil D. Huff..................................................................          82(17)                           *
Arthur D. Keown, Jr.............................................................       1,000(18)                           *
W. Bruce Krenning...............................................................       1,030(19)                           *
John W. Lincoln.................................................................       1,167(20)                           *
Wayne A. Mann...................................................................       1,067(21)                           *
Frank W. Matheson...............................................................       1,372(22)                           *
John P. Moskos..................................................................       1,000(23)                           *
Norma R. O'Leary................................................................       2,216(24)                           *
John I. Rigolizzo, Jr...........................................................       1,027(25)                           *
William M. Stamp, Jr............................................................       1,534(26)                           *
Charles A. Wilfong..............................................................       1,643(27)                           *
Tyler P. Young..................................................................       1,227(28)                           *

All directors and executive officers
as a group (31 persons).........................................................     535,160(29)                         8.19%

* less than 1%


                 Holders of Greater Than 5% of our Common Stock

     Name and Address of                             Amount and Nature of                  % of
       Beneficial Owner                              Beneficial Ownership               Common Stock

Parsimony Limited...................................        403,500(30)                     6.71%
Piermont House
33/35 Pier Road
St. Helier, Jersey
Channel Island JE 8X3

FMR Corp............................................        360,000(31)                     5.99%
82 Devonshire Street
Boston, MA  02109

New York Farm Bureau, Inc...........................        341,599(32)                     5.68%
Route 9W, Box 992
Glenmont, NY  12077-0992

                Holders of Greater Than 5% of our Preferred Stock

     Name and Address of                             Amount and Nature of                  % of
       Beneficial Owner                              Beneficial Ownership               Preferred Stock

New York Farm Bureau, Inc............................        64,682                        39.63%
Route 9W, Box 992
Glenmont, NY  12077-0992

New Jersey Farm Bureau...............................        44,100                        27.02%
168 West State Street
Trenton, NJ  08608

Massachusetts Farm Bureau Federation, Inc............        19,109                        11.71%
466 Chestnut Street
Ashland, MA  01721-2299

Connecticut Farm Bureau Association, Inc.............        13,229                         8.11%
510 Pigeon Hill Road
Windsor, CT  07095-2141



(1) No beneficial owner in this table holds any of our preferred stock except as otherwise indicated in the notes hereto. Upon adoption of the merger agreement with American National by our stockholders on February 27, 2001, all outstanding stock options that we have granted to our directors and officers under our Omnibus Securities Plan vested and became exercisable.

(2) Includes options to acquire 1,000 shares that may be exercised within 60 days. Excludes 667 shares of our common stock and 33 shares of our preferred stock owned by Vermont Farm Bureau, Inc. and its affiliates. Mr. Hinsdale is President and a Director of Vermont Farm Bureau, Inc.

(3) Includes options to acquire 1,000 shares that may be exercised within 60 days.

(4) Represents 1,537 shares as to which voting and investment power are shared with Brenda Lee Weber and options to acquire 180,000 shares that may be exercised within 60 days.

(5) Represents 223 shares as to which voting and investment power are shared with Marie C. Bettini and options to acquire 83,000 shares that may be exercised within 60 days.

(6) Includes 685 shares as to which voting and investment power are shared with Randy M. Sweeney and options to acquire 83,000 shares that may be exercised within 60 days.

(7) Includes options to acquire 83,000 shares that may be exercised within 60 days.

(8) Represents 270 shares as to which voting and investment power are shared with Judith Conine and options to acquire 20,000 shares that may be exercised within 60 days.

(9) Represents 33 shares as to which voting and investment power are shared with Pamela M. Baker, 86 shares as to which voting and investment power are shared with Delaware Produce Growers, Inc., 744 shares as to which voting and investment power are shared with Baker Farms, Inc., 270 shares held by the Robert L. Baker Revocable Trust and options to acquire 1,000 shares that may be exercised within 60 days. Excludes 38,645 shares of our common stock and 7,349 shares of our preferred stock owned by Delaware State Farm Bureau, Inc. Mr. Baker is President and a Director of Delaware State Farm Bureau, Inc.

(10) Represents options to acquire 1,000 shares that may be exercised within 60 days. Excludes 667 shares of our common stock and 33 shares of our preferred stock owned by Vermont Farm Bureau, Inc. and its affiliates. Mr. Bissonette is First Vice President and a Director of Vermont Farm Bureau, Inc.

(11) Represents shares as to which voting and investment power are shared with Myrtie I. Blackmer or Ag Services, Inc. and options to acquire 1,000 shares that may be exercised within 60 days. Excludes 69,540 shares of our common stock and 13,229 shares of our preferred stock owned by Connecticut Farm Bureau Association, Inc. Mr. Blackmer is President and a Director of Connecticut Farm Bureau Association, Inc.

(12) Represents shares as to which voting and investment power are shared with Bessie J. Calhoun and options to acquire 1,000 shares that may be exercised within 60 days.

(13) Represents shares as to which voting and investment power are shared with Crane Bros., Inc. and options to acquire 1,000 shares that may be exercised within 60 days. Excludes 15,846 shares of our common stock and 2,943 shares of our preferred stock owned by Maine Farm Bureau Association and its affiliates. Mr. Crane is a Director of Maine Farm Bureau Association.

(14) Represents options to acquire 1,000 shares that may be exercised within 60 days. Excludes 15,846 shares of our common stock and 2,943 shares of our preferred stock owned by Maine Farm Bureau Association and its affiliates. Ms. George is President and a Director of Maine Farm Bureau Association.

(15) Includes 929 shares as to which voting and investment power are shared with Elizabeth R. Gowen and options to acquire 1,000 shares that may be exercised within 60 days.

(16) Represents shares as to which voting and investment power are shared with Linda R. Greenwood and options to acquire 1,000 shares that may be exercised within 60 days.

(17) Represents shares as to which voting and investment price are shared with Rita F. Huff. Excludes 37,935 shares of our common stock and 5,882 shares of our preferred stock owned by West Virginia Farm Bureau, Inc. Mr. Huff is Vice President and a Director of West Virginia Farm Bureau, Inc.

(18) Represents options to acquire 1,000 shares that may be exercised within 60 days. Excludes 100,959 shares of our common stock and 19,109 shares of our preferred stock owned by Massachusetts Farm Bureau Federation, Inc. Mr. Keown is President and a Director of Massachusetts Farm Bureau Federation, Inc.

(19) Represents shares as to which voting and investment power are shared with Diane Z. Krenning and options to acquire 1,000 shares that may be exercised within 60 days. Excludes 341,599 shares of our common stock and 64,682 shares of our preferred stock owned by New York Farm Bureau, Inc. Mr. Krenning is Vice President and a Director of New York Farm Bureau, Inc.

(20) Includes 113 shares as to which voting and investment power are shared with
     S. Anne Lincoln and options to acquire 1,000 shares that may be exercised within 60 days. Excludes 341,599 shares of our common stock and 64,682 shares of our preferred stock owned by New York Farm Bureau, Inc. Mr. Lincoln is President and a Director of New York Farm Bureau, Inc.

(21) Represents shares as to which voting and investment power are shared with Ruth F. Mann and options to acquire 1,000 shares that may be exercised within 60 days. Excludes 233 shares of our common stock and 5 shares of our preferred stock owned by New Hampshire Farm Bureau Federation. Mr. Mann is President and a Director of New Hampshire Farm Bureau Federation.

(22) Includes 69 shares as to which voting and investment power are shared with Eunice Matheson and options to acquire 1,000 shares that may be exercised within 60 days. Excludes 100,959 shares of our common stock and 19,109 shares of our preferred stock owned by Massachusetts Farm Bureau Federation, Inc. and 813 shares of our common stock owned by Middlesex County Farm Bureau. Mr. Matheson is Vice President and a Director of Massachusetts Farm Bureau Federation, Inc. and Financial Advisor of Middlesex County Farm Bureau.

(23) Includes options to acquire 1,000 shares that may be exercised within 60 days.

(24) Includes 71 shares as to which voting and investment power are shared with Ernest J. O'Leary and options to acquire 1,000 shares that may be exercised within 60 days.

(25) Represents shares as to which voting and investment power are shared with Marita Rigolizzo and options to acquire 1,000 shares that may be exercised within 60 days. Excludes 232,523 shares of our common stock and 44,100 shares of our preferred stock owned by New Jersey Farm Bureau. Mr. Rigolizzo is President and a Director of New Jersey Farm Bureau.

(26) Includes 297 shares as to which voting and investment power are shared with Stamp Farm Enterprises, Inc. or Carol Stamp and options to acquire 1,000 shares that may be exercised within 60 days. Excludes 31,972 shares of our common stock and 5,882 shares of our preferred stock owned by Rhode Island Farm Bureau Federation, Inc. Mr. Stamp is President and a Director of Rhode Island Farm Bureau Federation, Inc.

(27) Represents shares as to which voting and investment power are shared with Linda Wilfong and options to acquire 1,000 shares that may be exercised within 60 days. Excludes 37,935 shares of our common stock and 5,882 shares of our preferred stock owned by West Virginia Farm Bureau, Inc. Mr. Wilfong is President and a Director of West Virginia Farm Bureau, Inc.

(28) Represents shares as to which voting and investment power are shared with Karla K. Young and options to acquire 1,000 shares that may be exercised within 60 days. Excludes 31,972 shares of our common stock and 5,882 shares of our preferred stock owned by Rhode Island Farm Bureau Federation, Inc. Mr. Young is Vice President and a Director of Rhode Island Farm Bureau Federation, Inc.

(29) Includes options to acquire 523,000 shares that may be exercised within 60 days.

(30) Based on Schedule 13D dated March 2, 2000 filed with the Securities and Exchange Commission (the "SEC") by Parsimony Limited which has the sole dispositive power and sole voting power over 403,500 shares.

(31) Based on Schedule 13G/A dated February 14, 2001 filed with the SEC by FMR Corp. which has the sole dispositive power over 360,000 shares and the voting power over 0 shares.

(32) Based on Schedule 13D dated April 16, 1999 filed with the SEC by New York Farm Bureau Service Company, Inc., and New York Farm Bureau, Inc. which have the sole dispositive power and the sole voting power over 341,599 shares.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the Forms 3, 4 and 5 submitted to Farm Family Holdings during and with respect to calendar year 2000, or written representations from our executive officers and directors that no Forms 5 were required, Farm Family Holdings believes that all such reports were timely filed except that Ms. DiLorenzo, an officer, and Mr. Huff, a director, each underreported the number of shares beneficially owned on a Form 3. Ms. DiLorenzo's Form 3 has subsequently amended. Mr. Huff's Form 3 will be amended.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Farm Bureaus

     The majority of the directors of the Company are also directors or executive officers of state Farm Bureau(R) organizations in Connecticut, Delaware, Maine, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, Vermont and West Virginia (collectively, the "Farm Bureaus").

Membership List Purchase Agreements

     Farm Family Casualty and Farm Family Life have each entered into a Membership List Purchase Agreement, commencing on January 1, 1996, with each of the Farm Bureaus. Pursuant to each Membership List Purchase Agreement, Farm Bureau membership lists are provided to Farm Family Casualty and to Farm Family Life on an exclusive basis for the purpose of marketing their insurance products. For the year ended December 31, 2000, Farm Family Casualty and Farm Family Life collectively paid approximately $1.4 million to the Farm Bureaus, in the aggregate, under the Membership List Purchase Agreements.

     New York Farm Bureau, Inc. is the record owner of greater than 5% of each of our common stock and our preferred stock. For the year ended December 31, 2000, Farm Family Casualty and Farm Family Life collectively paid $452,970 to New York Farm Bureau, Inc. under Membership List Purchase Agreements.

     Connecticut Farm Bureau Association, Inc., Massachusetts Farm Bureau Federation, Inc. and New Jersey Farm Bureau are each the record owners of greater than 5% of our preferred stock. For the year ended December 31, 2000, Farm Family Casualty and Farm Family Life collectively paid $69,645 to Connecticut Farm Bureau Association, Inc., $86,175 to Massachusetts Farm Bureau Federation, Inc. and $270,405 to New Jersey Farm Bureau under Membership List Purchase Agreements.

New York Farm Bureau, Inc. Lease Agreement

     New York Farm Bureau, Inc. and Farm Family Life are parties to a Lease Agreement commencing January 1, 1999 pursuant to which New York Farm Bureau, Inc. leases office space from Farm Family Life. Annual rent under the Lease Agreement for the year ended December 31, 2000 was $116,249.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K


                (a)1&2 An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Report beginning on page S-1 hereof.

                (a) 3 An "Exhibit Index" has been filed as a part of this report beginning on page E-1 hereof and is incorporated herein by reference
 .

                (b)       Reports on Form 8-K:

                          On November 1, 2000, a Report on Form 8-K was filed regarding a press release announcing the results of our operations for the third quarter ended September 30, 2000.

                          On November 7, 2000, a Report on Form 8-K was filed regarding a press release announcing that on October 31, 2000, Farm Family Holdings and American National Insurance Company agreed to the terms of a definitive merger agreement under which American National will acquire Farm Family at a price of $44 per share for Farm Family's common stock and $35.72 per share for Farm Family's Series A Preferred Stock in cash.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FARM FAMILY HOLDINGS, INC.


                                     By:     /s/ Philip P. Weber
                                             ---------------------------
                                             Philip P. Weber, President
                                             April 2, 2001

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    President and CEO
/s/ Philip P. Weber                 (Principal Executive Officer)                 /s/ Arthur D. Keown, Jr.     Director
------------------------------------                                              -----------------------------
Philip P. Weber                     April 2, 2001                                 Arthur D. Keown, Jr.         March 22, 2001

                                    Executive Vice President, CFO & Treasurer
/s/ Timothy A. Walsh                (Principal Financial & Accounting Officer)    /s/ W. Bruce Krenning        Director
------------------------------------                                             -----------------------------
Timothy A. Walsh                    April 2, 2001                                 W. Bruce Krenning            March 22, 2001


/s/ Robert L. Baker                 Director                                      /s/ John W. Lincoln          Director
------------------------------------                                              -----------------------------
Robert L. Baker                     March 22, 2001                                John W. Lincoln              March 22, 2001


/s/ Wayne R. Bissonette             Director                                      /s/ Wayne A. Mann            Director
------------------------------------                                              -----------------------------
Wayne R. Bissonette                 March 21, 2001                                Wayne A. Mann                March 21, 2001


/s/ Randolph C. Blackmer, Jr.       Director                                      /s/ Frank W. Matheson        Director
------------------------------------                                              -----------------------------
Randolph C. Blackmer, Jr.           March 21, 2001                                Frank W. Matheson            March 24, 2001


/s/ Joseph E. Calhoun               Director                                      /s/ John P. Moskos           Director
------------------------------------                                              -----------------------------
Joseph E. Calhoun                   March 21, 2001                                John P. Moskos               March 21, 2001


/s/ James V. Crane                  Director                                      /s/ Norma R. O'Leary         Director
------------------------------------                                              -----------------------------
James V. Crane                      March 22, 2001                                Norma R. O'Leary             March 21, 2001


                                    Director                                      /s/ John I. Rigolizzo, Jr.   Director
------------------------------------                                              -----------------------------
Sandra A. George                                                                  John I. Rigolizzo, Jr.       March 22, 2001


/s/ Stephen J. George               Director                                      /s/ William M. Stamp, Jr.    Director
------------------------------------                                              -----------------------------
Stephen J. George                   March 21, 2001                                William M. Stamp, Jr         March 23, 2001


/s/ Gordon H. Gowen                 Director                                      /s/ Charles A. Wilfong       Director
------------------------------------                                              -----------------------------
Gordon H. Gowen                     March 22, 2001                                Charles A. Wilfong           March 24, 2001


/s/ Jon R. Greenwood                Director                                     /s/ Tyler P. Young
------------------------------------                                             ---------------------------- Director
Jon R. Greenwood                    March 22, 2001                                Tyler P. Young               March 20, 2001


                                    Director
/s/ Clark W. Hinsdale III
------------------------------------
Clark W. Hinsdale III               March 23, 2001


/s/ Denzil D. Huff                  Director
------------------------------------
Denzil D. Huff                      March 23, 2001



                   FARM FAMILY HOLDINGS, INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          Year Ended December 31, 2000


                                                                                                             Page


Consolidated Statements of Income and Comprehensive Income                                                      29

Consolidated Balance Sheets                                                                                     30

Consolidated Statements of Stockholders' Equity                                                                 31

Consolidated Statements of Cash Flows                                                                           32

Notes to Consolidated Financial Statements                                                                      33

Report of Independent Accountants                                                                               55




Schedule I        Summary of Investments - Other than Investments in Related Parties                           S-2

Schedule II       Condensed Financial Information of the Registrant                                            S-3

Schedule III      Supplementary Insurance Information                                                          S-7

Schedule IV       Reinsurance                                                                                  S-8

Schedule VI       Supplemental Information Concerning
                  Property - Casualty Insurance Operations                                                     S-9


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule I
        Summary of Investments Other Than Investments in Related Parties
                                December 31, 2000
                                ($ in thousands)


                                                                            Cost/
                                                                          Amortized                      Balance Sheet
Type of Investment                                                           Cost        Fair Value     Carrying Value
-------------------------------------------------------------------------------------------------------------------------

  Available for sale
    Fixed maturities:
         United States Government and government agencies and
           authorities                                                         $15,270         $15,750           $15,750
         States, municipalities and political subdivisions                     184,060         185,658           185,658
         Public utilities                                                       92,185          90,109            90,109
         All other corporate bonds                                             502,197         487,186           487,186
         Mortgage-backed securities                                            215,066         216,200           216,200
         Redeemable preferred stock                                             14,061          13,537            13,537
-------------------------------------------------------------------------------------------------------------------------
           Total fixed maturities                                            1,022,839       1,008,440         1,008,440
-------------------------------------------------------------------------------------------------------------------------

    Equity securities:
       Common stocks:
         Public utilities                                                        3,709           5,462             5,462
         Banks, trusts and insurance companies                                   7,979           7,640             7,640
         Industrial and miscellaneous                                           25,704          27,822            27,822
-------------------------------------------------------------------------------------------------------------------------
           Total equity securities                                              37,392          40,924            40,924
-------------------------------------------------------------------------------------------------------------------------
           Total available for sale                                          1,060,231       1,049,364         1,049,364
-------------------------------------------------------------------------------------------------------------------------

  Held to Maturity
     Fixed maturities:
          States, municipalities and political subdivisions                      2,630           2,642             2,630
          All other Corporate bonds                                              3,799           3,992             3,799
-------------------------------------------------------------------------------------------------------------------------
           Total held to maturity                                                6,429           6,634             6,429
-------------------------------------------------------------------------------------------------------------------------

    Mortgage loans                                                              30,928          31,703            30,928
    Policy loans                                                                31,816          31,816            31,816
    Other invested assets                                                          339             339               339
-------------------------------------------------------------------------------------------------------------------------
           Total investments                                                $1,129,743      $1,119,856        $1,118,876
=========================================================================================================================


                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule II
         Condensed Financial Information of Registrant (Parent Company)
                            Statements of Operations
                                ($ in thousands)

      Years Ended December 31,                                                          2000        1999         1998
-----------------------------------------------------------------------------------------------------------------------
       Revenues:
          Investment income                                                             $203        $388         $518
          Realized gains                                                                  20          15            3
-----------------------------------------------------------------------------------------------------------------------
          Total revenues                                                                 223         403          521

       Expenses:
          General and administrative expenses                                          2,940       1,481        1,403
-----------------------------------------------------------------------------------------------------------------------

       Loss before federal income tax benefit and preferred stock dividends           (2,717)     (1,078)        (882)

       Federal income tax benefit                                                        764         302          306
-----------------------------------------------------------------------------------------------------------------------

       Loss before preferred stock dividends                                          (1,953)       (776)        (576)

       Preferred stock dividends                                                         357         278         ----
-----------------------------------------------------------------------------------------------------------------------

       Net loss from operations                                                       (2,310)     (1,054)        (576)

       Income from investments in subsidiaries                                        32,424      19,672       19,247
-----------------------------------------------------------------------------------------------------------------------

       Net income                                                                     30,114      18,618       18,671
-----------------------------------------------------------------------------------------------------------------------

       Other comprehensive Income:
         Unrealized holding gains (losses) arising during the year (net of  tax
          expense (benefit) of $3,064, $(6,308), and $1,046, respectively)             5,692     (11,718)       1,943
         Reclassification adjustment for losses (gains) included in net income
         (net of tax expense (benefit) of $(170), $296, and $(211),
          respectively)                                                                  315        (550)         390
         Minimum pension liability adjustment (net of tax benefit of $96)               (177)       ----         ----
-----------------------------------------------------------------------------------------------------------------------
       Other comprehensive income (loss)                                               5,830     (12,268)       2,333
-----------------------------------------------------------------------------------------------------------------------
       Comprehensive income                                                          $35,944      $6,350      $21,004
=======================================================================================================================

                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule II
         Condensed Financial Information of Registrant (Parent Company)
                                 Balance Sheets
                                ($ in thousands)

As of December 31,                                                                        2000          1999
-------------------------------------------------------------------------------------------------------------
Assets:
   Fixed maturities available for sale                                                  $----         $4,463
   Investment in subsidiaries                                                         217,715        180,989
   Cash and cash equivalents                                                              531            400
   Investment income due or accrued                                                         3             86
   Deferred tax asset                                                                    ----             42
   Other assets                                                                         3,219          2,566
-------------------------------------------------------------------------------------------------------------
     Total assets                                                                    $221,468       $188,546
=============================================================================================================

Liabilities:
   Payable to affiliates                                                                  $48           $118
   Deferred tax liability                                                                 271           ----
   Other liabilities                                                                    1,114          1,404
-------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                  1,433          1,522
-------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
Mandatory redeemable preferred stock                                                    5,830          5,830
Stockholders' Equity:
  Common stock, $.01 par value, 10,000,000 shares authorized,
    6,113,983 and 6,110,683 shares issued,
    6,003,983 and 6,110,683 shares outstanding                                             61             61
   Additional paid-in capital                                                         123,590        123,504
   Retained earnings                                                                   90,286         60,172
   Accumulated other comprehensive income (loss)                                        3,287         (2,543)
   Treasury stock, at cost, 110,000 and 0 shares, respectively                         (3,019)          ----
-------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       214,205        181,194
-------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                      $221,468       $188,546
=============================================================================================================


                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule II
         Condensed Financial Information of Registrant (Parent Company)
                            Statements of Cash Flows
                                ($ in thousands)

Years Ended December 31,                                                2000           1999         1998
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                        $30,114        $18,618      $18,671

Adjustments to reconcile net income to net cash used in
  operating activities:
   Realized investment gains                                             (20)           (15)          (3)
   Amortization of bond discount                                         (11)           (16)         (18)
   Deferred income taxes                                                 327             (8)          (8)
   Changes in assets and liabilities:
       Equity in net income of subsidiaries                          (32,424)       (19,672)     (19,247)
       Dividends received from subsidiaries                            1,539           ----         ----
       Accrued investment income                                          83             59           12
       Other assets, net                                                (653)          (196)      (1,440)
       Payable to affiliates                                             (70)           (11)         (63)
       Other liabilities                                                (290)           660          195
---------------------------------------------------------------------------------------------------------
   Total adjustments                                                 (31,519)       (19,199)     (20,572)
---------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                              (1,405)          (581)      (1,901)
---------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Proceeds from sales:
       Fixed maturities available for sale                             4,481          2,720          303
   Investment purchases:
       Acquisition costs                                                ----         (1,895)        ----
       Investment in subsidiary                                         ----           ----          (55)
---------------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                           4,481            825          248
---------------------------------------------------------------------------------------------------------

 Cash Flows Used in Financing Activities
   Purchase of treasury stock                                         (3,019)          ----         ----
   Exercise of stock options                                              74           ----         ----
---------------------------------------------------------------------------------------------------------
   Net used in financing activities                                   (2,945)          ----         ----
---------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                  131            244       (1,653)
Cash and cash equivalents, beginning of year                             400            156        1,809
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                  $531           $400         $156
=========================================================================================================

                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule II
         Condensed Financial Information of Registrant (Parent Company)
                    Notes To Condensed Financial Information



1. Basis of Presentation

The financial statements of the registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

The accompanying condensed financial information includes the accounts of Farm Family Holdings, Inc. Farm Family Holdings, Inc. was incorporated on February 14, 1996.

                   Farm Family Holdings, Inc. and Subsidiaries
                                  Schedule III
                       Supplementary Insurance Information
                                ($ in Thousands)


                                                                                                 Amortization
                              Reserves for                                             Losses,        of
                                Losses,                         Premium                 Loss       Deferred
                    Deferred   Expenses                         Revenue               Adjustment    Policy      Other     Premiums
                     Policy      and                              and       Net        Expenses  Acquisition  Operating    Written
                   Acquisition Contract  Unearned  Policyholder Contract Investment  And Contract Costs and   Costs and  (Excluding
      Segment        Costs     Benefits  Premiums     Funds     Charges  Income (1)   Benefits       PVFP      Expenses      Life)
------------------------------------------------------------------------------------------------------------------------------------

2000
Property and
  casualty
  insurance            $17,118   $213,675   $96,557       $----  $201,147    $23,289     $157,838     $36,930    $11,216    $223,183
Life Insurance           7,317    252,356      ----     412,733    38,094     52,164       53,605       2,631     13,376        ----
Corporate and other       ----       ----      ----        ----      ----        203         ----        ----      3,044        ----
Intersegment
  eliminations            ----       ----      ----        ----      ----         42         ----        ----       (920)       ----
------------------------------------------------------------------------------------------------------------------------------------
Total                  $24,435   $466,031   $96,557    $412,733  $239,241    $75,698     $211,443     $39,561    $26,716    $223,183
====================================================================================================================================

1999
Property and
  casualty
  insurance            $13,975   $186,130   $74,364       $----  $188,921    $20,449     $141,509     $36,378    $10,252    $191,702
Life Insurance           3,655    238,272      ----     416,971    27,799     37,673       38,710       1,804      9,293        ----
Corporate and other       ----       ----      ----        ----      ----        388         ----        ----      1,564        ----
Intersegment
  eliminations            ----       ----      ----        ----      ----         48         ----        ----       (675)       ----
------------------------------------------------------------------------------------------------------------------------------------
Total                  $17,630   $424,402   $74,364    $416,971  $216,720    $58,558     $180,219     $38,182       $434    $191,702
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

                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule IV
                                   Reinsurance
                                ($ in Thousands)

                                                                                                            Percentage
                                                              Ceded to       Assumed from                   of Amount
                                             Gross             Other            Other                       Assumed to
                                             Amount           Companies        Companies    Net Amount         Net
----------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
Life insurance in force                      $4,104,026         $634,714            ----    $3,469,312           ----
                                           ============================================================

Premiums and contract charges:
  Property and casualty insurance              $202,650          $14,607         $13,104      $201,147           6.5%
  Life insurance                                 36,612            1,595            ----        35,017           ----
  Accident and health insurance                   3,411              334            ----         3,077           ----
                                           ------------------------------------------------------------
   Total premiums and contract charges         $242,673          $16,536         $13,104      $239,241           5.5%
                                           ============================================================


Year ended December 31, 1999
Life insurance in force                      $3,933,117         $510,174            ----    $3,422,943           ----
                                           ============================================================

Premiums and contract charges:
  Property and casualty insurance              $189,337          $15,385         $14,969      $188,921           7.9%
  Life insurance                                 26,532              876            ----        25,656           ----
  Accident and health insurance                   2,385              242            ----         2,143           ----
                                           ------------------------------------------------------------
   Total premiums and contract charges         $218,254          $16,503         $14,969      $216,720           6.9%
                                           ============================================================

Year ended December 31, 1998
Property and casualty insurance                $180,996          $13,277         $14,037      $181,756           7.7%
                                           ============================================================



Note:The Company did not have premiums and contract charges earned on life insurance or accident and health insurance prior to the acquisition of Farm Family Life, effective April 6, 1999.


                   Farm Family Holdings, Inc. and Subsidiaries
                                   Schedule VI
                Supplemental Information Concerning Consolidated
                     Property-Casualty Insurance Operations
                                ($ in Thousands)







                            Reserve for
                  Deferred Unpaid claims                           Claims & Claim Adjustment                 Paid Claims  Premium
                   Policy   and Claim                       Net   Expenses Incurred Related to Amortization   and Claim  Written,Net
                Acquisition Adjustment Unearned  Earned Investment----------------------------      of       Adjustment      of
                    Costs    Expenses  Premiums Premiums  Income   Current Year  Prior Years       DAC        Expenses   Reinsurance
------------------------------------------------------------------------------------------------------------------------------------


Year Ended
December 31, 2000
  Property and casualty
  insurance         $17,118  $213,675  $96,557 $201,147  $23,289     $159,908     $(2,070)      $36,930        $142,463     $223,183
Year Ended
December 31, 1999
  Property and casualty
  insurance          13,975   186,130   74,364  188,921   20,449      146,829      (5,320)       36,378         132,093      191,702
Year Ended
 December 31, 1998
  Property and casualty
  insurance          13,668   174,435   71,209  181,756   18,601      138,201      (3,899)       35,019         118,343      188,824



                                  Exhibit Index

                      Farm Family Holdings, Inc. Form 10-K
                      For The Year Ended December 31, 2000

   Exhibit                                                                                                                Page
    Number                                               Document Description                                             Number
-----------------------------------------------------------------------------------------------------------------------------------
    2.1         Plan of Reorganization and Conversion dated February 14, 1996 as amended by Amendment No. 1, dated
                April 23, 1996 (Incorporated by reference to Registration Statement No. 333-4446)


    2.2         Agreement and Plan of Merger among American National Insurance Company,  American National  Acquisition
                Company and Farm Family Holdings,  Inc. dated as of October 31, 2000 (incorporated by reference to Farm
                Family Holdings Inc.'s Form 8-K dated November 7, 2000)

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


   10.1         Amended and Restated Expense Sharing Agreement, made effective as of February 14, 1996, by and among
                Farm Family Mutual Insurance Company, Farm Family Life Insurance Company and Farm Family Holdings,
                Inc. (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December
                31, 1996)



   10.2         Indenture of Lease, made the 1st day of January 1999, between Farm Family Life Insurance Company and
                Farm Family Casualty Insurance Company (incorporated by reference to Farm Family Holdings, Inc. Form
                10-Q for the quarter ended March 31, 1999)




 Exhibit                                                                                                                   Page
 Number                                                  Document Description                                              Number
--------------- -------------------------------------------------------------------------------------------------------- -----------
   10.3         Form of Membership List Purchase Agreement between Farm Family Mutual Insurance Company and each of the Farm Bureaus (incorporated by reference to Exhibit 10.9 to Form S-1, Registration No. 333-4446
                filed with the Securities and Exchange Commission on May 3, 1996) as amended by Amendment No. 1 to
                Membership List Purchase Agreements, effective July 26, 1996 (incorporated by reference to Farm Family
                Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1997) and Amendment No. 2 to Membership
                List Purchase Agreements (Farm Family Casualty Insurance Company), effective January 1, 1998
                (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended June 30,
                1999)

   10.4         Form of Membership List Purchase Agreement between Farm Family Life Insurance Company and each of the
                Farm Bureaus, as amended by Amendment No. 1 to Membership List Purchase Agreements (Farm Family Life
                Insurance Company), effective January 1, 1998 (incorporated by reference to Farm Family Holdings,
                Inc.'s Form 10-Q for the quarter ended June 30, 1999)

   10.5         Farm Family Supplemental Profit Sharing and Money Purchase Plan, effective January 1, 1997
                (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December
                31, 1996) as amended by Amendment No. 1 to Supplemental Profit Sharing and Money Purchase Plan
                effective as of April 27, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form
                10-Q for the quarter ended June 30, 1999) and Amendment No. 2 to the Farm Family Holdings, Inc.
                Supplemental Profit Sharing and Money Purchase Plan effective July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)

   10.6         Service Agreement, made effective as of July 25, 1988 by and between Farm Family Mutual Insurance
                Company and United Farm Family Insurance Company (Incorporated by reference to Registration Statement
                No. 333-4446)


   10.7         Farm Family Life Insurance Company, Farm Family Casualty Insurance Company, Farm Family Holdings, Inc.
                Officer Severance Pay Plan effective August 1, 1994, as amended July 29, 1997, July 28, 1998,
                October 27, 1998, July 28, 1999 and October 31, 2000 (incorporated by reference to Farm Family
                Holdings, Inc. Form 10-Q for the quarter ended September 30, 2000)

   10.8         Farm Family Mutual Insurance Company Supplemental Employee Retirement Plan, adopted as of January 1,
                1994 (Incorporated by reference to Registration Statement No. 333-4446)

   10.9         Farm Family Holdings, Inc. Directors' Deferred Compensation Plan, effective January 1, 1997
                (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996)
                as amended by Amendment No. 1 dated as of October 27, 1998 (incorporated by reference to Farm Family
                Holdings, Inc.'s Form 10-K for the year ended December 31, 1998) and Amendment No. 2 effective
                July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)

   10.10        Farm Family Holdings, Inc. Officers' Deferred Compensation Plan, effective January 1, 1997
                (Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31,
                1996) as amended by Amendment No. 1 dated as of October 27, 1998 (incorporated by reference to Farm
                Family Holdings, Inc.'s Form 10-K for the year ended December 31, 1998) and Amendment No. 2 effective
                July 28, 1999 (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended
                September 30, 1999)

   10.11        Farm Family Holdings, Inc. Annual Incentive Plan, as amended and restated as of October 27, 1998
                (incorporated by reference to Farm Family Holdings, Inc.'s Form 10-K for the year ended December 31, 1998)
                as amended by Amendment No. 1 effective July 28, 1999 (incorporated by reference to Farm Family Holdings,
                Inc.'s Form 10-Q for the quarter ended September 30, 1999) and Amendment No. 2 to Farm Family
                Holdings, Inc. Annual Incentive Plan effective October 31, 2000 (incorporated by reference to
                Farm Family Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999)


   Exhibit                                                                                                                 Page
    Number                                               Document Description                                              Number
--------------- -------------------------------------------------------------------------------------------------------- -----------
   10.12        Tax Payment Allocation Agreement effective January 1, 1996 by and between Farm Family Holdings, Inc.
                and Farm Family Casualty Insurance Company (Incorporated by reference to Farm Family Holdings, Inc.
                Form 10-K for the year ended December 31, 1996)

   10.13        Farm Family Holdings, Inc. Amended and Restated Omnibus Securities Plan, effective as of February 29,
                2000 (incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended June 30,
                2000)


   10.14        Indenture of Lease made the 1st day of January 1999, between Farm Family Life Insurance Company and
                New York Farm Bureau, Inc. 2000 (incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended June 30, 2000)

   10.15        Employment Agreement dated as of October 31, 2000 by and between Farm Family Holdings, Inc. and Philip
                P. Weber and, as to Section 6.17, American National Insurance Company (incorporated by reference to
                Farm Family Holdings, Inc. Form 8-K dated November 7, 2000)

   10.16        Employment Agreement dated as of October 31, 2000 by and between Farm Family Holdings, Inc. and James
                J. Bettini and, as to Section 6.17, American National Insurance Company (incorporated by reference to
                Farm Family Holdings, Inc. Form 8-K dated November 7, 2000)

   10.17        Employment Agreement dated as of October 31, 2000 by and between Farm Family Holdings, Inc. and
                Victoria M. Stanton and, as to Section 6.17, American National Insurance Company (incorporated by reference to Farm Family Holdings, Inc. Form 8-K dated November 7, 2000)

   10.18        Employment Agreement dated as of October 31, 2000 by and between Farm Family Holdings, Inc. and
                Timothy A. Walsh and, as to Section 6.17, American National Insurance Company (incorporated by reference to Farm Family Holdings, Inc. Form 8-K dated November 7, 2000)

   21           Subsidiaries of the Registrant                                                                              E-4



                           FARM FAMILY HOLDINGS, INC.
                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

Subsidiaries                                                                                          State
--------------------------------------------------------------------------------------------------------------------
Farm Family Life Insurance Company is a wholly owned subsidiary of Farm Family
Holdings, Inc.                                                                                        NY

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
